Form 10-Q
period 1999-09-30
REPUBLIC TECHNOLOGIES INTERNATIONAL LLC
filed 1999-11-23
CIK 1094401

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the three month period ended September 30, 1999          Commission File Number: 333-90709
                                                                                     ---------



                    REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        DELAWARE                                             NONE
--------------------------------               --------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)



       3770 EMBASSY PARKWAY
       AKRON, OHIO  44333-8367                      (330) 670-3000
----------------------------------------      -------------------------------
(Address of principal executive offices)      (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes       No X
                                            ----    ----

Number of shares outstanding of common stock as of November 15, 1999:  NONE



            REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

                                TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION
Item 1.       Unaudited Financial Statements

              Consolidated/Combined Statements of Operations for the period from August 13,
              1999 to September 30, 1999, the period from July 1, 1999 to August 12, 1999 and the three month period ended September 30, 1998..........................................3

              Consolidated/Combined Statements of Operations for the period from August 13,
              1999 to September 30, 1999, the period from January 1, 1999 to August 12,
              1999 and the nine month period ended September 30, 1998......................................4

              Consolidated/Combined Balance Sheets as of September 30, 1999 and December 31, 1998........5-6

              Consolidated/Combined Statements of Member's Interest/Stockholders' Equity
              (Deficit) for the year ended December 31, 1998, the period from January 1,
              1999 to August 12, 1999 and the period from August 13, 1999 to September 30, 1999............7

              Consolidated/Combined Statements of Cash Flows for the period from August 13,
              1999 to September 30, 1999, the period from January 1, 1999 to August 12,
              1999 and for the nine month period ended September 30, 1998..................................8

              Notes to Consolidated/Combined Financial Statements.......................................9-29

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations....30-37



                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................38-42

Item 2.       Changes in Securities.......................................................................42

Item 3.       Defaults Upon Senior Securities.............................................................42

Item 4.       Submission of Matters to a Vote of Security Holders.........................................42

Item 5.       Other Information...........................................................................42

Item 6.       Exhibits and Reports on Form 8-K............................................................42

              Signatures..................................................................................43


            REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

           For the Period From August 13, 1999 to September 30, 1999,
                 the Period From July 1, 1999 to August 12, 1999
               and the Three Month Period Ended September 30, 1998
                            (In thousands of dollars)
                                   (Unaudited)


                                                               The Company -                 The Predecessor - Combined
                                                               Consolidated         ----------------------------------------------
                                                               Period From              Period From              Three Month
                                                            August 13, 1999 to        July 1, 1999 to            Period Ended
                                                            September 30, 1999        August 12, 1999         September 30, 1998
                                                           ---------------------    ---------------------    ---------------------
Net sales                                                    $      209,768           $       51,949           $       113,873

Cost of goods sold                                                  208,972                   51,413                   114,246
                                                           ---------------------    ---------------------    ---------------------

Gross profit (loss)                                                     796                      536                     (373)

Selling, general and administrative
  expense                                                            20,911                    4,133                    8,809

Depreciation and amortization expense                                13,366                    3,071                    4,129

Other postretirement benefits (Note 10)                               2,572                      698                      596

Workforce reduction charges (Note 10)                                10,598                      118                      --
                                                           ---------------------    ---------------------    ---------------------

Operating loss                                                      (46,651)                  (7,484)                 (13,907)

Interest expense, net                                                17,207                    4,267                    9,504

Other (income) loss, net                                               (282)                     (55)                    (895)
                                                           ---------------------    ---------------------    ---------------------

Loss before income taxes and
  extraordinary item                                                (63,576)                 (11,696)                 (22,516)

Provision for income taxes (Note 11)                                    205                       44                        4
                                                           ---------------------    ---------------------    ---------------------

Loss before extraordinary item                                      (63,781)                 (11,740)                 (22,520)

Extraordinary loss from early
  extinguishment of debt (Note 4)                                    23,342                      --                       --
                                                           ---------------------    ---------------------    ---------------------

Net loss                                                     $      (87,123)                 (11,740)                 (22,520)
                                                           =====================

Preferred stock dividends                                                                         32                       97
                                                                                    ---------------------    ---------------------

Net loss applicable to common shares                                                  $      (11,772)          $      (22,617)
                                                                                    =====================    =====================


The accompanying notes are an integral part of the consolidated/combined financial statements.

            REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS

           For the Period From August 13, 1999 to September 30, 1999, the Period From January 1, 1999 to August 12, 1999
               and the Nine Month Period Ended September 30, 1998
                            (In thousands of dollars)
                                   (Unaudited)


                                                              The Company -                    The Predecessor - Combined
                                                              Consolidated          ----------------------------------------------
                                                               Period From              Period From               Nine Month
                                                            August 13, 1999 to       January 1, 1999 to          Period Ended
                                                            September 30, 1999        August 12, 1999         September 30, 1998
                                                           ---------------------    ---------------------    ---------------------

Net sales                                                    $      209,768           $      474,565           $      275,462

Cost of goods sold                                                  208,972                  446,771                  265,232
                                                           ---------------------    ---------------------    ---------------------

Gross profit                                                            796                   27,794                   10,230

Selling, general and administrative
  expense                                                            20,911                   31,429                   18,729

Depreciation and amortization expense                                13,366                   20,801                    7,047

Other postretirement benefits (Note 10)                               2,572                    4,198                      596

Workforce reduction charges (Note 10)                                10,598                   42,018                      --
                                                           ---------------------    ---------------------    ---------------------

Operating loss                                                      (46,651)                 (70,652)                 (16,142)

Interest expense, net                                                17,207                   43,801                   22,691

Other (income) loss, net                                               (282)                      40                   (1,163)
                                                           ---------------------    ---------------------    ---------------------

Loss before income taxes and
  extraordinary item                                                (63,576)                (114,493)                 (37,670)

Provision for income taxes  (Note 11)                                   205                      420                       63
                                                           ---------------------    ---------------------    ---------------------

Loss before extraordinary item                                      (63,781)                (114,913)                 (37,733)

Extraordinary loss from early
  extinguishment of debt (Note 4)                                    23,342                       --                       --
                                                           ---------------------    ---------------------    ---------------------

Net loss                                                     $      (87,123)                (114,913)                 (37,733)
                                                           =====================

Preferred stock dividends                                                                        224                      289
                                                                                    ---------------------    ---------------------

Net loss applicable to common shares                                                  $     (115,137)          $      (38,022)
                                                                                    =====================    =====================


The accompanying notes are an integral part of the consolidated/combined financial statements.

            REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

                      CONSOLIDATED/COMBINED BALANCE SHEETS

                    September 30, 1999 and December 31, 1998
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     The Company -           The Predecessor -
                                                                                      Consolidated                Combined
                                                                                   September 30, 1999        December 31, 1998
                                                                                  ---------------------     ---------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                       $        3,807            $        5,948
    Accounts receivable, less allowances of $14,783 and
          $6,897, respectively                                                             182,935                    82,053
    Inventories (Note 5)                                                                   275,597                   203,244
    Assets held for sale (Note 17)                                                          15,091                    14,722
    Prepaid expenses and other current assets                                               10,839                    22,408
                                                                                  ---------------------     ---------------------

       Total current assets                                                                488,269                   328,375

Property, plant and equipment:
     Land and improvements                                                                  14,599                    12,496
     Buildings and improvements                                                             57,553                    49,614
     Machinery and equipment                                                               651,651                   295,159
     Construction in-progress                                                               18,857                    13,366
                                                                                  ---------------------     ---------------------

       Total property, plant and equipment                                                 742,660                   370,635

     Accumulated depreciation                                                              (55,223)                  (18,579)
                                                                                  ---------------------     ---------------------

       Net property, plant and equipment                                                   687,437                   352,056

     Assets held for sale (Note 17)                                                         11,687                    11,687

     Intangible assets, net of accumulated amortization of $8,272
         and $10,456, respectively (Note 6)                                                184,215                   173,377

     Other assets                                                                            8,622                     9,520
                                                                                  ---------------------     ---------------------

Total assets                                                                        $    1,380,230            $      875,015
                                                                                  =====================     =====================


The accompanying notes are an integral part of the consolidated/combined financial statements.

            REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

                      CONSOLIDATED/COMBINED BALANCE SHEETS

                       September 30, 1999 and December 31, 1998
                 (In thousands of dollars, except share and per
                               share information)
                                   (Unaudited)

                                                                                    The Company -           The Predecessor -
                                                                                     Consolidated                Combined
                                                                                  September 30, 1999        December 31, 1998
                                                                                 ---------------------     ---------------------

LIABILITIES AND MEMBER'S INTEREST/STOCKHOLDERS'
  EQUITY (DEFICIT)

  Current liabilities:
     Accounts payable                                                              $      222,343            $       98,988
     Accrued interest                                                                       9,257                     4,885
     Accrued compensation and benefits                                                     46,585                    29,272
     Other postretirement benefits (Note 10)                                               14,462                     4,200
     Defined benefit pension obligations (Note 10)                                         40,723                    62,001
     Other accrued liabilities                                                             49,162                    43,430
     Current maturities of long-term debt (Note 7)                                          2,149                     3,805
     Revolving credit facilities (Note 8)                                                 300,205                   147,200
                                                                                 ---------------------     ---------------------
       Total current liabilities                                                          684,886                   393,781

  Long-term debt (Note 7)                                                                 480,944                   422,483
  Deferred income taxes (Note 11)                                                             --                      5,001
  Accrued environmental liabilities (Note 16)                                              16,248                    13,057
  Other postretirement benefits (Note 10)                                                 158,778                    91,512
  Defined benefit pension obligations (Note 10)                                            32,988                     7,339
  Other liabilities                                                                         1,638                     6,411
                                                                                 ---------------------     ---------------------
       Total liabilities                                                                1,375,482                   939,584

  Redeemable stock:
     Series A preferred stock; $0.001 par value; authorized, 1,100 shares;
       issued and outstanding, 1,100 shares                                                                           5,500

  Commitments and contingencies (Notes 15 and 16)

  Member's interest/stockholders' equity (deficit):
    Member's interest                                                                       5,525                       --
    Bar Technologies Inc.
      Series B preferred stock; $.001 par value; authorized, issued
        and outstanding, 1 share                                                                                        --
      Class A common stock; $.001 par value; authorized, 1,000,000
        shares; issued and outstanding, 204,458 shares                                                                  --
      Class B common stock; $.001 par value; authorized, 600,000
        shares; issued and outstanding, 536,829 shares                                                                    1
      Class C common stock, non-voting; $.001 par value; authorized,
        600,000 shares; issued and outstanding, 536,865 shares                                                            1
     Warrants outstanding                                                                                             5,119
    Republic Engineered Steels, Inc.:
      Common stock; $.01 par value; 1,000 shares authorized; 1 share
        issued and outstanding                                                                                          --
    Additional paid-in capital                                                                                      158,510
    Accumulated deficit                                                                                            (230,018)
    Accumulated other comprehensive loss                                                     (777)                   (3,682)
                                                                                 ---------------------     ---------------------
       Total member's interest/stockholders' equity (deficit)                               4,748                   (70,069)
                                                                                 ---------------------     ---------------------

Total liabilities and member's interest/stockholders' equity (deficit)             $    1,380,230            $      875,015
                                                                                 =====================     =====================


The accompanying notes are an integral part of the consolidated/combined financial statements.


                                      REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

                     CONSOLIDATED/COMBINED STATEMENTS OF MEMBER'S INTEREST/STOCKHOLDERS' EQUITY (DEFICIT)

                                  For the Year Ended December 31, 1998, the Period From January 1,
                          1999 to August 12, 1999 And the Period From August 13, 1999 to September 30, 1999

                                                          (In thousands of dollars)
                                                                 (Unaudited)

                                                             Bar Technologies Inc.
                                                          ----------------------------------------------------------
                                                            Series B       Class A         Class B     Class C
                                            Member's        Preferred       Common          Common       Common         Warrants
                                            Interest         Stock          Stock           Stock       Stock        Outstanding
                                         ---------------  -------------  --------------  ----------- --------------- ---------------

Balance, January 1, 1998                                       $   -            $ -            $ 1          $ 1             $ 5,119
  Initial capitalization of Republic
    as of September 8, 1998
  Net loss
  Preferred stock dividends
  Other comprehensive loss
                                         ---------------       ------        -------        -------     --------         -----------
Balance, December 31, 1998                                         -              -              1            1               5,119


  Net loss
  Preferred stock dividends
  Other comprehensive income
                                         ---------------       ------        -------        -------     --------         -----------
Balance, August 12, 1999                                           -              -              1            1               5,119


  Exchange of member's interest to
    effect combination                         $ 92,648                                         (1)          (1)             (5,119)
  Net loss                                      (87,123)
  Other comprehensive income
                                         ---------------      -------        -------        -------     --------         -----------

Balance, September 30, 1999                     $ 5,525          $ -            $ -            $ -          $ -                 $ -
                                         ===============      =======        =======        =======     ========         ===========


The accompanying notes are an integral part of the consolidated/combined financial statements.




                                           Republic
                                          Engineered                                        Accumulated
                                          Steels, Inc.     Additional                          Other
                                             Common          Paid-In       Accumulated     Comprehensive
                                             Stock           Capital         Deficit       Income (Loss)
                                         ---------------  --------------  --------------   ---------------

Balance, January 1, 1998                                       $ 63,055      $ (116,061)           $ (494)
  Initial capitalization of Republic
    as of September 8, 1998                         $ -          95,455
  Net loss                                                                     (113,572)
  Preferred stock dividends                                                        (385)
  Other comprehensive loss                                                                         (3,188)
                                         ---------------  --------------  --------------   ---------------
Balance, December 31, 1998                            -         158,510        (230,018)           (3,682)


  Net loss                                                                     (114,913)
  Preferred stock dividends                                                        (224)
  Other comprehensive income                                                                        2,648
                                         ---------------  --------------  --------------   ---------------
Balance, August 12, 1999                              -         158,510        (345,155)           (1,034)


  Exchange of member's interest to
    effect combination                                         (158,510)        345,155
  Net loss
  Other comprehensive income                                                                          257
                                         ---------------  --------------  --------------   ---------------

Balance, September 30, 1999                         $ -             $ -             $ -            $ (777)
                                         ===============  ==============  ==============   ===============


The accompanying notes are an integral part of the consolidated/combined financial statements.




                                                      Total
                                                    Member's
                                                    Interest/
                                                  Stockholders'            Comprehensive
                                                  Equity (Deficit)         Income (Loss)
                                                  --------------           ---------------

Balance, January 1, 1998                              $ (48,379)
  Initial capitalization of Republic
    as of September 8, 1998                              95,455
  Net loss                                             (113,572)               $ (113,572)
  Preferred stock dividends                                (385)
  Other comprehensive loss                               (3,188)                   (3,188)
                                                  --------------           ---------------
Balance, December 31, 1998                              (70,069)               $ (116,760)
                                                                           ===============
  Net loss                                             (114,913)               $ (114,913)
  Preferred stock dividends                                (224)
  Other comprehensive income                              2,648                     2,648
                                                  --------------           ---------------
Balance, August 12, 1999                               (182,558)               $ (112,265)
                                                                           ===============
  Exchange of member's interest to
    effect combination                                  274,172
  Net loss                                              (87,123)                $ (87,123)
  Other comprehensive income                                257                       257
                                                  --------------           ---------------

Balance, September 30, 1999                             $ 4,748                 $ (86,866)
                                                  ==============           ===============

The accompanying notes are an integral part of the consolidated/combined financial statements.

            REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

                 CONSOLIDATED/COMBINED STATEMENTS OF CASH FLOWS

           For the Period From August 13, 1999 to September 30, 1999, the Period From January 1, 1999 to August 12, 1999
               and the Nine Month Period Ended September 30, 1998
                            (In thousands of dollars)
                                   (Unaudited)


                                                              The Company -                    The Predecessor - Combined
                                                               Consolidated         ----------------------------------------------
                                                               Period From              Period From               Nine Month
                                                            August 13, 1999 to       January 1, 1999 to          Period Ended
                                                            September 30, 1999        August 12, 1999         September 30, 1998
                                                           ---------------------    ---------------------    ---------------------
Cash flows from operating activities:
     Net loss                                                $      (87,123)          $     (114,913)          $      (37,733)
     Adjustments to reconcile net cash used in
        operating activities:
        Extraordinary loss from
        extinguishment of debt                                       23,342                      --                       --
        Depreciation and amortization                                 8,876                   32,086                   10,171
        Decrease in working capital                                  33,358                   14,456                   17,998
        Other                                                       (63,285)                  44,222                   (1,283)
                                                           ---------------------    ---------------------    ---------------------
NET CASH USED IN OPERATING ACTIVITIES                               (84,832)                 (24,149)                 (10,847)
                                                           ---------------------    ---------------------    ---------------------

Cash flows from investing activities:
    Capital expenditures                                            (16,588)                 (35,143)                 (14,684)
    Acquisition, net of cash acquired                                   --                       --                  (154,260)
                                                           ---------------------    ---------------------    ---------------------
NET CASH USED IN INVESTING ACTIVITIES                               (16,588)                 (35,143)                (168,944)
                                                           ---------------------    ---------------------    ---------------------

Cash flows from financing activities:
    Proceeds from long-term debt                                    419,500                      --                    65,045
    Capital contributions                                           155,000                      --                    95,455
    Net proceeds under revolving credit
      facilities                                                    116,424                   66,581                   25,350
    Repayments of long-term debt                                   (561,831)                  (1,696)                  (2,383)
    Preferred stock dividends                                           --                      (224)                      (7)
    Deferred financing costs                                        (30,000)                      --                      --
    Other financing activities - net                                 (1,185)                  (4,315)                    (289)
                                                           ---------------------    ---------------------    ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            97,908                   60,346                  183,171
                                                           ---------------------    ---------------------    ---------------------

Effect of exchange rate changes on cash                                 727                     (410)                    (219)
                                                           ---------------------    ---------------------    ---------------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                        (2,785)                     644                    3,161

Cash and cash equivalents-beginning of period                         6,592                    5,948                    3,391
                                                           ---------------------    ---------------------    ---------------------

Cash and cash equivalents-end of period                      $        3,807           $        6,592           $        6,552
                                                           =====================    =====================    =====================

SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest, net of amounts capitalized         $       10,416           $       46,236           $       18,208
                                                           =====================    =====================    =====================

  Cash paid for income taxes, net                            $          --            $          156           $          181
                                                           =====================    =====================    =====================


The accompanying notes are an integral part of the consolidated/combined financial statements.

            REPUBLIC TECHNOLOGIES INTERNATIONAL, LLC AND SUBSIDIARIES

               NOTES TO CONSOLIDATED/COMBINED FINANCIAL STATEMENTS

                            (In thousands of dollars)
                                  (Unaudited)


1.  NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

Republic Technologies International, LLC ("RTI" or the "Company") manufactures and markets special bar quality ("SBQ") steel bar products. SBQ steel bar products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment. The Company produces a wide range of SBQ steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

The Company was formed in a combination completed on August 13, 1999 (the "Combination"). The Combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc. ("Bar Tech"), Republic Engineered Steels, Inc. ("Republic"), USS/Kobe Steel Company and various of their affiliates. Following the Combination, RTI, a newly formed legal entity, directly or indirectly owns and operates all of the assets of Bar Tech, Republic and the SBQ steel products business of the USS/Kobe Steel Company ("USS/Kobe").

Bar Tech and Republic have been operated under common management and ownership control since prior to the Combination. The consolidated financial statements of RTI are being presented from the date of the Combination. Comparative combined financial statements are being presented for Bar Tech and Republic for the periods that they were under common control prior to the Combination (the "Predecessor").

Republic has been under common management and control since September 8, 1998, the date acquired. The acquisition of Republic has been accounted for as a purchase. The combining of Bar Tech and Republic in the Combination is being accounted for as a common control merger like a pooling of interests. The acquisition of USS/Kobe as part of the Combination is being accounted for as a purchase. See Note 4 for additional information related to the common control combination of Bar Tech and Republic and information related to the acquisitions of Republic and USS/Kobe.

Prior to the formation of RTI, the individual companies, Bar Tech, Republic and USS/Kobe, incurred substantial losses. As a result of the Combination, the Company has substantial indebtedness and is highly leveraged. The Company's inability to pay interest and principal or to refinance indebtedness could have a material adverse effect on the Company's financial condition and results of operations. The Company's future performance is subject to the success of its consolidation plan pursuant to which RTI expects to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The success of the consolidation plan will depend upon many factors including the Company's ability to rationalize its production facilities and headcount, enhance the productivity of its remaining facilities through facility specialization and targeted capital investment, eliminate redundant overhead costs and produce internally more raw materials currently purchased from third parties. Also contributing to the Company's future success are general economic conditions and financial, competitive, regulatory, labor and other factors, many of which may be unforeseen or beyond the Company's control. In order to implement the consolidation plan or to respond to adverse developments in factors affecting its business, the Company may need to borrow additional funds under its revolving credit facility or, to the extent that the funds are not available thereunder, to obtain additional financing to meet its cash flow requirements. Restrictive covenants included in the indenture and other debt obligations may have the effect of limiting the Company's ability to incur additional indebtedness, or sell assets (most of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

2.  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated/combined financial statements contain results for Bar Tech for the three and nine months ended September 30, 1999 and 1998, the results for Republic for the period from September 8, 1998 to September 30, 1998 and for the three and nine months ended September 30, 1999, and the results for USS/Kobe for the period from August 13, 1999 to September 30, 1999. To conform to the predecessors' fiscal periods for presentation purposes, the three and nine month periods ended closest to September 30, 1999 and 1998 and the year ended December 31, 1998 were used herein. Prior period results are not comparable with the current periods due to the acquisitions of Republic and USS/Kobe.

The consolidated/combined financial statements and other financial information included herein have been prepared by RTI and are unaudited. Although management believes that all adjustments, including normal recurring adjustments, necessary for a fair presentation have been made, interim periods are not necessarily indicative of the results of operations for a full year.

The consolidated financial statements include the accounts of RTI and its wholly owned subsidiaries: Bliss & Laughlin, LLC ("BLI"), Canadian Drawn Steel Company, Inc. ("CDSC"), Nimishillen & Tuscarawas, LLC ("N&T") and Oberlin Insurance Company ("OIC"). The combined financial statements include the accounts of Bar Tech and its wholly owned subsidiaries and Republic and its wholly owned subsidiaries for the periods that they were under common control prior to the Combination. All significant intercompany balances have been eliminated in consolidation/combination.

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. In connection with the acquisition of Republic, the Company intends to sell the specialty segment of the business. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company is in the process of selling its specialty steels division to Haynes International ("Haynes"). The Company and Haynes are affiliates as both companies are controlled directly or indirectly by entities associated with The Blackstone Group. The accompanying consolidated/combined financial statements reflect the specialty division as a discontinued business in accordance with Accounting Principles Board Opinion No. 30. See Note 17 for further information related to discontinued operations.

The combination of USS/Kobe into RTI and the Republic acquisition were accounted for as purchases as of their respective acquisition dates. Under purchase accounting, the total purchase price of Republic has been allocated to the assets acquired and liabilities assumed based on their respective fair values as of September 8, 1998. Under purchase accounting, the total purchase price of USS/Kobe will be allocated to the assets acquired and liabilities assumed as of August 13, 1999, based on valuations and other studies that are not yet finalized. For the combination of USS/Kobe into RTI, a preliminary allocation of the purchase price has been made to reduce property, plant and equipment for the entire amount that the historical net equity of USS/Kobe exceeds the estimated purchase price (i.e., purchase discount).

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS - The Company considers all short-term investments with maturities at the date of purchase of three months or less to be cash equivalents.

INVENTORIES - Inventories are carried at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and include improvements that significantly extend the useful lives of existing plant and equipment. The Company provides for depreciation of property, plant and equipment on the straight-line method based upon the estimated useful lives of the assets. The range of estimated useful lives of the Company's assets are as follows:

                  Buildings and improvements         39 - 40 years
                  Machinery and equipment              3 - 30 years

Repairs and maintenance costs are expensed as incurred. Capital expenditures that are not able to be put into use immediately are included in construction-in-process. As these projects are completed, they are transferred to depreciable assets. Net gains or losses related to asset dispositions are recognized in earnings in the period in which the disposition occurs.

INTANGIBLE ASSETS - Intangible assets consist primarily of goodwill, trademarks, patented and unpatented technology and other intangible assets arising from the acquisitions of Bar Tech and Republic by Blackstone Capital Partners II Merchant Banking Fund L.P. and its affiliates (together, "Blackstone") and Veritas Capital Fund, L.P. and its affiliates (together, "Veritas") and the combination with USS/Kobe. Goodwill is being amortized over the period of expected benefit of 40 years. Other acquisition related intangible assets are being amortized over the period of expected benefit ranging from 28 months to 40 years. Intangible assets also include deferred loan and bond fees and intangible pension assets. The deferred loan and bond fees are being amortized using the effective interest rate method over the lives of the related debt instruments.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets, consisting of property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the recovery amount or fair value, as defined, of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INCOME TAXES - The Company is a limited liability company that is treated similar to a partnership for U.S. federal and state income tax purposes and, accordingly, has no income tax provision or deferred income tax assets or liabilities related to these jurisdictions. Amounts for income taxes consist primarily of a provision for foreign taxes relating to the Company's Canadian subsidiary, CDSC. Prior to the Combination, the Predecessor accounted for income taxes pursuant to the asset and liability method.

ENVIRONMENTAL COSTS - The Company and other steel companies have in recent years become subject to increasingly stringent environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company established a liability for an amount which the Company believes is adequate, based on information currently available, to cover costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

The recorded amounts represent an estimate of the environmental remediation costs associated with future events triggering or confirming the costs that, in management's judgement, are likely to occur. This estimate is based on currently available facts, existing technology, and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount.

REVENUE RECOGNITION - The Company records revenues at the time the product is shipped to its customers. Sales are made with no right of return.

FOREIGN CURRENCY TRANSLATION - Asset and liability accounts of the Company's foreign subsidiary, CDSC, are translated into U. S. dollars using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments are reflected as a component of member's interest/stockholders' equity (deficit).

Transaction gains and losses are included in the consolidated/combined statements of operations as incurred. These amounts were not significant in all periods presented.

COMPREHENSIVE INCOME (LOSS) - Total comprehensive income (loss) for the period from August 13, 1999 to September 30, 1999, the period from January 1, 1999 to August 12, 1999 and the nine month period ended September 30, 1998 is as follows:



                                                       The Company -                   The Predecessor - Combined
                                                       Consolidated          ----------------------------------------------
                                                        Period From              Period From               Nine Month
                                                     August 13, 1999 to       January 1, 1999 to          Period Ended
                                                     September 30, 1999        August 12, 1999         September 30, 1998
                                                    ---------------------    ---------------------    ---------------------

Net loss                                                $    (87,123)            $   (114,913)            $    (37,733)
Foreign currency translation adjustment                          257                      157                     (766)
Minimum pension liability adjustment                              --                    2,491                       --
                                                    ---------------------    ---------------------    ---------------------

Total comprehensive loss                                $    (86,866)            $   (112,265)            $    (38,499)
                                                    =====================    =====================    =====================

Other comprehensive loss in each of the periods above is net of $0 income tax effects.

The accumulated other comprehensive income (loss) balances are as follows:


                                                      Foreign Currency             Minimum
                                                        Translation           Pension Liability             Accumulated Other
                                                         Adjustment               Adjustment           Comprehensive Income (Loss)
                                                    ---------------------    ---------------------    ----------------------------

Balance, December 31, 1998                              $     (1,191)            $     (2,491)                $     (3,682)
Current period change                                            414                    2,491                        2,905
                                                    ---------------------    ---------------------    ----------------------------
Balance, September 30, 1999                             $       (777)            $        --                  $       (777)
                                                    =====================    =====================    ============================

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In preparation of the condensed consolidated/combined financial statements included herein, the Company uses estimates for, among others, defined benefit pension obligations, other postretirement benefit obligations, environmental remediation and fair value adjustments related to the acquisition, all of which are significant to the condensed consolidated/combined financial statements taken as a whole. Changes in circumstances in the near term could have an impact on these estimates, and the change in estimate could have a material effect on the consolidated/combined financial statements.

NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," ("SFAS 133"). This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. SFAS 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000, and cannot be applied retroactively. The Company has not completed its evaluation of SFAS 133 and, accordingly, is unable to determine what impact, if any, SFAS 133 will have on its financial statements.

4.  BUSINESS COMBINATIONS

On August 13, 1999, the Combination of Bar Technologies Inc., Republic Engineered Steels, Inc., and the steelmaking and bar producing assets of the USS/Kobe Steel Company was completed. The Combination occurred through a series of mergers, asset transfers and related steps that resulted in the formation of the Company. Blackstone and Veritas indirectly own approximately 51.5 percent of the newly combined operations, while USX Corporation and Kobe Steel, Ltd. each indirectly own approximately 15 percent of the newly combined operations. The seamless pipe business of the USS/Kobe Steel Company in Lorain, Ohio was not part of the Combination and will continue to operate as a joint venture of USX Corporation and Kobe Steel, Ltd. In conjunction with the Combination, the Company entered into a new credit facility and applied proceeds from borrowings under this new credit facility, together with proceeds of its offering of the senior secured notes and warrants, including warrants sold separately from the senior secured notes concurrent with the Combination, and new equity contributions, to refinance a substantial portion of the indebtedness of Republic, RES Holding, Bar Tech and USS/Kobe. The combination of Bar Tech and Republic is being accounted for as a common control merger like a pooling of interests.

Combined and separate results of Bar Tech and Republic during the periods preceding the Combination, while under common control, were as follows:

                                          Bar Tech               Republic             Adjustment              Combined
                                      ------------------    -------------------    ------------------     ------------------

Period from January 1, 1999
  to August 12, 1999:
    Net sales                             $   152,494           $   360,355            $   (38,284)           $   474,565
    Net loss                                  (25,279)              (89,634)                   --                (114,913)

Nine months ended September 30, 1998:
    Net sales                             $   222,274           $    53,213            $       (25)           $   275,462
    Net loss                                  (26,358)               (5,299)                (6,076)               (37,733)

The combined financial results presented above include adjustments made to conform accounting policies of the two companies. The only adjustment impacting net loss was the restatement of Republic's cost of goods sold to change the inventory accounting policy from last-in, first-out (LIFO) to first-in, first-out (FIFO). Sales from Bar Tech to Republic for the period from January 1, 1999 to August 12, 1999 and the nine month period ended September 30, 1998 were $23,606 and $0, respectively, and sales from Republic to Bar Tech for the period from January 1, 1999 to August 12, 1999 and the nine month period ended September 30, 1998 were $14,678 and $25, respectively. The amount of intercompany profit in inventory at the end of each period is not significant.

In connection with the combination of Bar Tech and Republic, the Company recorded one-time charges for investment banking and professional fees in the quarter ended September 30, 1999 of approximately $6,300. The transaction costs related to the acquisition of USS/Kobe are included in the purchase price.

The Company also recorded one-time charges for call and tender offer premiums, prepayment penalties and write-off of unamortized deferred financing costs associated with the retirement of various borrowings of Bar Tech and Republic refinanced in connection with the Combination during the quarter ended September 30, 1999 of approximately $23,300.

Blackstone and Veritas acquired control of Republic on September 8, 1998 for a price of $7.25 per share of Republic common stock with the intent of combining Bar Tech and Republic, subject to a refinancing of the combined companies' debt. The purchase price totaled approximately $154,260, including transaction related expenses and net of cash acquired of $4,041. RES Holding and its wholly owned subsidiary, RES Acquisition were formed for the purpose of acquiring Republic. The source of funds contributed to RES Acquisition consisted of (i) a capital contribution of $95,455 by RES Holding representing proceeds from the issuance of its common stock to Blackstone, Veritas and HVR Holdings, L.L.C. and (ii) borrowings of approximately $65,046 under the RES Holding Facility. RES Acquisition acquired control of Republic on September 8, 1998 and RES Acquisition merged with and into Republic on September 21, 1998.

The acquisition of Republic has been accounted for as a purchase and, pursuant to the provisions of SEC Staff Accounting Bulletin No. 54 ("SAB No. 54") and the rules of pushdown accounting, the acquisition gave rise to a new basis of accounting. The purchase price and related acquisition expenses exceeded the fair value of net assets acquired by $72,557 and has been recognized as goodwill, which is being amortized over 40 years. The results of Republic's operations are included in the consolidated/combined financial statements from its September 8, 1998 acquisition date.

The acquisition of USS/Kobe has also been accounted for using the purchase method of accounting. The purchase price for USS/Kobe totaled approximately $102.5 million, including transaction costs and net of cash acquired of $14.6 million. Consideration in the transaction included equity to the sellers valued at approximately $83.7 million and seller debt assumed of $23.7 million. Under purchase accounting, the total purchase cost is allocated to the assets acquired and liabilities assumed of USS/Kobe based on their respective fair values as of August 12, 1999, based on valuations and other studies that are not yet finalized. For the combination of USS/Kobe into Republic Technologies, a preliminary allocation of the purchase price of $101.0 million has been made to reduce property, plant and equipment for the entire amount that the historical net equity of USS/Kobe exceeds the estimated purchase price (i.e., purchase discount). The actual allocation of purchase price and the resulting effect on income from operations may differ significantly from these preliminary estimates.

The purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values on the date of the acquisition as follows:

                                                                                    Republic                 USS/Kobe
                                                                              ---------------------    ---------------------

Purchase price:
  Cash consideration                                                            $      143,901
  Estimated fair value of equity consideration                                                           $       83,700
  Additional seller debt assumed                                                                                 23,700
  Acquisition fees and expenses                                                         14,401                    9,700
                                                                              ---------------------    ---------------------
          Total purchase price                                                         158,302                  117,100
  Book value of net assets acquired                                                     85,100                  218,100
                                                                              ---------------------    ---------------------
  Excess purchase price over (discount from) book value
    of net assets acquired                                                              73,202                 (101,000)

Allocation of purchase price:
  (Increase) decrease in property, plant and equipment                                  (6,729)                 101,000
  Increase in other intangible assets                                                  (39,352)
  Increase in defined benefit pension obligation                                        41,357
  Decrease in other postretirement benefits                                            (45,344)
  Increase in accrued expenses                                                          10,848
  Increase in inventory                                                                (16,980)
  Decrease in deferred tax asset                                                        54,829
  Other, net                                                                               726
                                                                              ---------------------    ---------------------

Goodwill                                                                        $       72,557           $          --
                                                                              =====================    =====================

5.  INVENTORIES

The components of inventories are as follows:
                                                                      September 30, 1999                  December 31, 1998
                                                                   -------------------------           ------------------------

Raw materials                                                            $     42,222                        $     28,506
Work-in-process                                                                82,307                              65,417
Finished goods                                                                151,068                             109,321
                                                                   -------------------------           ------------------------
Total                                                                    $    275,597                        $    203,244
                                                                   =========================           ========================

6.  INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                                      September 30, 1999                  December 31, 1998
                                                                   -------------------------           ------------------------

Goodwill                                                                 $     85,416                        $     12,859
Excess purchase price over net assets acquired                                    --                              147,652
Patented and unpatented technology                                             55,300                                 --
Intangible pension asset                                                       18,673                                 --
Other intangible assets                                                           --                                  171
Deferred loan and bond fees                                                    33,098                              23,151
                                                                   -------------------------           ------------------------
                                                                              192,487                             183,833
Less accumulated amortization                                                  (8,272)                            (10,456)
                                                                   -------------------------           ------------------------
Total                                                                    $    184,215                        $    173,377
                                                                   =========================           ========================


7.  LONG-TERM DEBT

Long-term debt of the Company consists of the following:
                                                                                   September 30,              December 31,
                                                                                        1999                      1998
                                                                                  -----------------         -----------------
Republic Technologies International, LLC:
     13 3/4% Senior Secured Notes, due 2009                                           $ 425,000

Former Republic:
     9% Solid Waste Revenue Bonds, Series 1996, due June 2021                            53,700                 $  53,700
     8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014                  20,200                    20,200
     9 7/8% First Mortgage Notes, due December 15, 2001                                     --                    203,615
     Republic Revolving Credit Agreement                                                    --                     13,700
     Other                                                                                  482                     2,306
Former Bar Tech:
     13 1/2% Senior Secured Notes, due April 1, 2001                                       --                      91,609
     Marine Midland Term Loan, interest rate at Prime or LIBOR plus 1.0%,
        due March 1, 2003                                                                  --                       6,929
     RDC Loan, interest rate at 7.75%, due July 1, 2004                                    --                         411
     Economic Development Partnership ("EDP I"), interest at 3.0%, due
        October 1, 2009                                                                   5,707                     5,707
     Sunny Day Fund I ( "SDF I "), interest rate at 3.0%, due October 1, 2009               --                      6,491
     Community Development Block Grant Program ("CDBG"), interest rate at
        3.0%, due July 1, 2010                                                              630                       690
     Economic Development Partnership ( "EDP II "), interest rate at 3.0%, due
        July 1, 2010                                                                      1,300                     1,300
     Housing and Urban Development 108 ( "HUD ") Bonds, interest rates between 6.6% and 8.2%, due on various dates from August 1, 1999 to
        September 26, 2003                                                                4,500                     5,750
     Pennsylvania Industrial Development Authority Note ( "PIDA I "), interest
        rate at 2.0%, due October 1, 2009                                                   --                      1,646
     Pennsylvania Industrial Development Authority Note ("PIDA II"), interest
        rate at 3.0%, due March 1, 2011                                                     --                      1,797
     Bethlehem Subordinated Note, interest rate at 7.0%, due September 26, 2002             --                      5,500
     Business Infrastructure Development ("BID") Program, interest rate at
        3.0%, due April 1, 2001                                                           2,300                     2,500
     Economic Development Partnership ( "EDP III "), interest rate at 3.0%, due
        December 1, 2007                                                                  3,000                     3,000
     Industrial Revenue Bond ( "IRB "), interest rate is variable, calculated weekly, representing minimum rate required to sell bonds in a secondary
        market, due December 1, 2018                                                      3,600                     3,600
Former USS/Kobe:
     Environmental Bonds:
        1984 Series, interest due monthly at a variable rate based on the average
           of thirty-day yield evaluations at par of not less than twenty                 9,000
        issuers of
           tax-exempt securities, principal due December 2001
        1995 Series, variable rate tax-exempt securities, principal due November
           2015                                                                           4,745
                                                                                  -----------------         -----------------
                                                                                        534,164                   430,451
     Less original issue discount                                                         5,439                     4,163
     Less discount on warrants                                                           45,632                       --
     Less current maturities                                                              2,149                     3,805
                                                                                  =================         =================
     Long-term debt                                                                  $  480,944                $  422,483
                                                                                  =================         =================

13 3/4% SENIOR SECURED NOTES
On August 13, 1999, the Company and its subsidiary, RTI Capital Corp., co-issued senior secured obligations amounting to $425 million aggregate principal amount maturing on July 15, 2009 ("Senior Secured Notes") in a private offering. Interest on the Senior Secured Notes is payable semi-annually on each January 15 and July 15, commencing January 15, 2000, to the holders of record of Senior Secured Notes at the close of business on January 1 and July 1 immediately preceding such interest payment date.

The Senior Secured Notes are redeemable, in whole or in part, at the option of the issuers, at any time on or after July 15, 2004, at the redemption prices, which are expressed as percentages of principal amount, set forth below, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, if redeemed during the 12-month period beginning on the years indicated below:

YEAR                                              PERCENTAGE
2004                                               106.875%
2005                                               105.156%
2006                                               103.438%
2007                                               101.719%
2008 and thereafter                                100.000%

In addition, at any time and from time to time prior to July 15, 2002, the issuers may, at their option, following one or more Public Equity Offerings (as defined in the indenture related to the Senior Secured Notes (the "Indenture")) redeem up to an aggregate of 35% of the principal amount of notes originally issued from the holders, on a pro rata basis, at a redemption price equal to 113.750% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption; provided at least 65% aggregate principal amount of Senior Secured Notes would remain outstanding immediately after giving effect to any such redemption; provided, further, that if the Public Equity Offering is by Republic Technologies International Holdings, LLC, the Company or any other direct or indirect parent company of the Company, the net proceeds thereof shall have been contributed to the Company or used to buy Capital Stock (other than Disqualified Capital Stock) (as such terms are defined in the Indenture) of the Company on or prior to the date of redemption.

The Senior Secured Notes are initially secured by, subject to exceptions and limitations, (1) a first priority lien on, and security interest in, substantially all of the real and personal properties of the Company and its restricted subsidiaries, other than real and personal property located at the CAST-ROLL(TM) and Cartersville, Georgia facilities and inventory, accounts receivable, intellectual property and related assets and (2) a first priority lien, shared on an equal and ratable basis with the lenders of the Company's new credit facility, on the Company's equity interests and its restricted subsidiaries. Collateral is subject to release without substitution under a number of circumstances. The Senior Secured Notes contain affirmative and negative covenants including provisions for restrictions on additional borrowings, certain investments, certain payments, sale or disposition of assets, payment of dividends and change of control provisions.

FORMER REPUBLIC LOAN AGREEMENTS
On June 1, 1996, Republic obtained $53.7 million of financing through the issuance of 9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 in connection with the solid waste disposal facilities installed at its Canton facility. These bonds were issued in addition to the Solid Waste Revenue, Series 1994 noted below, to assist in financing the facilities. As of September 30, 1999 and December 31, 1998, Republic had available $347 thousand and $337 thousand, respectively, of the $53.7 million which is classified as long-term restricted cash in the accompanying consolidated/combined balance sheets.

On October 28, 1994, Republic obtained $20.2 million of financing through the issuance of 8 1/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014 in connection with the solid waste disposal facilities installed at the Canton facility.

On December 15, 1993, Republic issued $200 million aggregate principal amount of 9 7/8% First Mortgage Notes due December 15, 2001 ("First Mortgage Notes") in an underwritten public offering. The First Mortgage Notes were redeemable, in whole or in part, at the option of Republic, on or after December 15, 1999 at specified premiums set forth therein which declined over three years. The First Mortgage Notes were secured by a mortgage on substantially all of Republic's property, plant and equipment as of December 15, 1993. The proceeds from the First Mortgage Notes were used in part to repay the balance outstanding under the then existing revolving credit and term loan agreement and Republic's unsecured subordinated debentures held by LTV Steel Company, Inc. ("LTV Steel").

As a result of the acquisition of Republic, Republic was required by the terms of the indenture for the First Mortgage Notes to offer to purchase any and all of the First Mortgage Notes at a purchase price of $1,010 per $1,000 principal amount plus accrued and unpaid interest (the "Change of Control Offer"). Such premium has been recorded as a fair value adjustment to the liabilities assumed in the acquisition of Republic with a corresponding increase to the excess purchase price over net assets acquired. On October 5, 1998, Republic commenced the Change of Control Offer, which expired on November 5, 1998. Approximately $28.1 million principal amount of First Mortgage Notes was tendered with the Change of Control Offer. The purchase of the tender notes was assigned to affiliates of the Lenders (as defined below).

On October 29, 1998, Republic commenced a new offer to purchase any and all of the outstanding First Mortgage Notes at a purchase price of $1,042.30 per $1,000 principal amount plus accrued and unpaid interest (the "Offer"). The Offer expired on June 30, 1999. Republic accrued the offer premium over the period of the Offer. For the purpose of funding the Change of Control Offer and the Offer, Republic entered into an additional senior credit facility (the "Bridge Facility") with Chase, DLJ Bridge Finance, Inc. and BankBoston N. A. (the "Lenders") which provided for up to $208.5 million of borrowings. Republic utilized the Bridge Facility to purchase and retire all of the First Mortgage Notes on June 30, 1999. The Bridge Facility was then repaid with proceeds of the financing completed concurrent with the Combination.

On December 21, 1993, Republic entered into a $90 million revolving credit facility, which had a four-year term expiring in December 1997. Effective April 25, 1997, Republic amended and restated this $90 million revolving credit facility ("Republic Revolving Credit Agreement"). The amended and restated Republic Revolving Credit Agreement permitted borrowings up to $115 million and was secured by Republic's receivables, inventories, stock of a subsidiary, short-term investments and certain intangible assets.

The Republic Revolving Credit Agreement, as amended in November 1998, provided up to $50 million for letters of credit. Borrowings under the Republic Revolving Credit Agreement bore interest at a per annum rate equal to, at Republic's option, (i) the higher of the base rate of BankBoston and 1/2% above the Federal Funds effective rate plus 1/4%; or (ii) LIBOR plus 2 1/4%. The borrowing base under the Republic Revolving Credit Agreement was the sum of 55% of eligible inventory (as defined) up to a maximum of $75 million and 85 percent of eligible accounts receivable (as defined). Fees of 2 1/2% per annum on the maximum drawing amount of each standby or documentary letter of credit were payable on the date of issuance of such letter of credit.

On May 6, 1999, the Republic Revolving Credit Agreement was once again amended (the "Amended Republic Agreement") to reflect the formation of Republic Technologies International Marketing LLC ("Marketing JV"), a marketing joint venture owned in equal proportions by Republic and Bar Tech. Under the Amended Republic Agreement, the Marketing JV became a co-borrower and all borrowings were secured additionally by the receivables of the Marketing JV. Under the terms of the Marketing JV agreement, Republic purchased all the receivables of the Marketing JV on a discounted basis as sales were made to customers. The Amended Republic Agreement provided a temporary increase to permitted borrowings from $115 million to $135 million until December 31, 1999. The Amended Republic Agreement also provided up to $50 million for letters of credit. Interest rates on borrowings under the Amended Republic Agreement were increased for base rate loans to base rate plus 3/4% and for LIBOR rate plus 2 3/4%. Fees for standby or documentary letters of credit were increased to 2 3/4%. As of September 30, 1999 and December 31, 1998, there were no outstanding letters of credit.

As of December 31, 1998, amounts outstanding under the Republic Revolving Credit Agreement were $13.7 million.

The Republic Revolving Credit Agreement was extinguished on August 13, 1999 with proceeds from the financing completed concurrent with the Combination. The Marketing JV was terminated as a result of the Combination.

FORMER BAR TECH SENIOR SECURED NOTES
Bar Tech's 13 1/2% Senior Secured Notes due April 1, 2001, consisting of $91.6 million in aggregate principal amount at December 31, 1998 (the "Bar Tech Senior Secured Notes"), were fully and unconditionally guaranteed on a senior basis, jointly and severally, by Bar Tech's wholly-owned subsidiary, BLI and its wholly-owned subsidiary, CDSC. The subsidiary guarantors comprised all of the direct and indirect subsidiaries of Bar Tech. In connection with the Combination, Bar Tech initiated a redemption of the Bar Tech Senior Secured Notes at a purchase price of 106.75% of their principal amount, plus accrued and unpaid interest. The Bar Tech Senior Secured Notes were defeased concurrent with the Combination pending completion of the redemption. Funds for this defeasance were obtained from proceeds from the financing completed concurrent with the Combination. The redemption of the Bar Tech Senior Secured Notes was completed on September 13, 1999.

In connection with the Bar Tech Senior Secured Notes, warrants were issued which entitled the holders thereof to acquire an aggregate of 91,609 shares of Class A Common Stock. The warrants are exercisable at a price of $0.01 per share and, as a result of the completion of the Combination, are exercisable to purchase shares of Class A common stock of Republic Technologies International, Inc., the indirect parent of the Company. The warrants become exercisable on April 1, 2000 and will expire on April 1, 2001.

BAR TECH ECONOMIC DEVELOPMENT FINANCING
In connection with the acquisition of the assets of The Bethlehem Steel Company ("Bethlehem") Bar, Rod and Wire Division and its original modernization and expansion plan, Bar Tech entered into loan agreements with lenders in Pennsylvania and New York to procure a portion of the financing for the transaction.

PENNSYLVANIA
Bar Tech entered into the Master Agreement with the Commonwealth of Pennsylvania and various of its agencies (collectively, the "Commonwealth") on July 18, 1994. Pursuant to the Master Agreement, Bar Tech entered into loan agreements with the Commonwealth, through its Department of Commerce and Department of Community Affairs. The total amount committed to Bar Tech by the Commonwealth pursuant to the Master Agreement was $33.0 million. The loans have been made through the Sunny Day Fund ("SDF"), the Pennsylvania Industrial Development Authority ("PIDA"), the Business Infrastructure Development Program ("BID"), the Economic Development Partnership ("EDP") and the Community Development Block Grant Program ("CDBG"). (The loans governed by the Master Agreement are collectively referred to herein as the "Commonwealth Loans").

Bar Tech has obtained approval from the Pennsylvania Industrial Development Authority regarding the deferral of principal on its PIDA and BID loans, and principal and interest deferral on its EDP loans. Bar Tech must resume principal payments related to PIDA and BID loans and principal and interest payments related to EDP loans beginning January 2000. All deferred loans are required to be amortized over their original maturity schedule with no deferral of final maturity.

As of September 30, 1999 and December 31, 1998, $12.9 million and $23.1 million, respectively, in aggregate principal amount of Commonwealth Loans were outstanding.

NEW YORK
JDA Guaranteed Marine Midland Term Loan--Bar Tech was party to a Loan and Use Agreement, dated September 21, 1994, with Marine Midland Bank ("Marine Midland") (the "Marine Midland Loan"), whereby Marine Midland loaned $10.0 million to Bar Tech for use in connection with the acquisition of Lackawanna, New York real estate from Bethlehem. The Marine Midland Loan was guaranteed by the New York Job Development Authority ("JDA"). Interest on the Marine Midland Loan was prime rate, or the LIBOR rate, as determined by Bar Tech. The Marine Midland Loan was extinguished with proceeds from the financing completed concurrent with the Combination.

RDC Loan--Bar Tech was party to a Loan Agreement with the Buffalo and Erie County Regional Development Corporation ("RDC") providing for a loan in the amount of $0.5 million to be used by Bar Tech for working capital needs (the "RDC Loan"). The RDC Loan had an interest rate of 7.75% per annum until July 1, 1999, and had an adjustable rate thereafter. The RDC Loan was secured by a Security Agreement, which granted RDC a security interest in equipment, fixtures, inventory, accounts receivable, chattel paper and general intangibles. The RDC Loan was extinguished with proceeds from the financing completed concurrent with the Combination.

BETHLEHEM SUBORDINATED LOAN AGREEMENT
Bar Tech entered into $5.5 million Subordinated Loan Agreement, dated September 21, 1994, with Bethlehem (the "Bethlehem Loan"). The terms of the agreement provide for three equal installments on the first day of October in each of the years 2000, 2001 and 2002 at a rate of 7.0% per annum and is due on October 1, 2002. The Bethlehem Loan was secured by a subordinated security interest in certain real and personal property of Bar Tech and any and all proceeds therefrom. The Bethlehem Loan was extinguished with proceeds from the financing completed concurrent with the Combination.

INDUSTRIAL REVENUE BONDS
In December 1988, the Development Authority of Cartersville, Georgia issued $3.6 million in aggregate principal amount of its tax exempt industrial revenue bonds, or "IRBs," the proceeds of which were loaned to Bar Tech's Bliss & Laughlin subsidiary and used to partially fund the construction and equipping of Bliss & Laughlin's Cartersville, Georgia facility. The Cartersville IRBs bear interest at a rate equal to the minimum rate of interest which, in the opinion of the remarketing agent for the Cartersville IRBs, would be necessary to sell Cartersville IRBs in the secondary market. The interest rates paid on the Cartersville IRBs varied from 3.26% to 4.75% during fiscal 1998 and was 4.20% at September 30, 1999. Principal payments of $300,000 are due on the Cartersville IRBs on each December 1 beginning in 2009 and continuing through 2012. Thereafter, payments of $400,000 are due on each December 1 until the final payment on December 1, 2018. The Cartersville IRBs are secured by Bliss & Laughlin's Cartersville, Georgia facility and the equipment located at the facility. As of September 30, 1999, $3.6 million of indebtedness was outstanding under the Cartersville IRBs.

USS/KOBE ENVIRONMENTAL BONDS

1984 EIRBs
In December 1984, the Ohio Water Development Authority issued $9 million in aggregate principal amount of tax exempt variable rate demand environmental improvement revenue bonds, or "1984 EIRBs," the proceeds of which were loaned to USX Corporation and used to finance the cost of pollution control equipment at the Lorain, Ohio facility, which was contributed by USX Corporation to USS/Kobe Steel Company in 1989. The 1984 EIRBs are special obligations of the State of Ohio exempt from various forms of federal, state and local income taxation and are therefore subject to mandatory redemption upon the occurrence of a determination of taxability, and are further subject to optional and mandatory redemption and tender prior to maturity pursuant to the terms of the trust indenture agreement concerning the 1984 EIRBs.

The interest rates paid on the 1984 EIRBs averaged 3.68% during calendar year 1998 and was 3.37% at September 30, 1999. The 1984 EIRBs mature on December 1, 2001. As of September 30, 1999, $9.0 million of indebtedness was outstanding under the 1984 EIRBs.

In connection with the original issuance of the 1984 EIRBs, PNC Bank, N.A. issued an irrevocable, direct-pay letter of credit to secure payment of the principal of, interest on and the purchase price of the 1984 EIRBs, in an amount equal to the principal of the 1984 EIRBs plus an amount equal to 75 days of interest on the 1984 EIRBs at a rate of 15% per year. Draws on the letter of credit are secured by a first priority lien on bonds purchased as a result of the draw pursuant to the terms of the reimbursement agreement and a pledge and security agreement entered into between PNC and USX Corporation.

In connection with the consummation of the Combination, the Company agreed to pay the debt service on the 1984 EIRBs, including remarketing fees and amounts due under the PNC letter of credit. The Company may need to make payments in respect of the 1984 EIRBs earlier than scheduled if USX Corporation terminates the PNC letter of credit or otherwise makes early payment in respect of the 1984 EIRBs.

1995 EIRBs
In November 1995, the Ohio Air Quality Development Authority issued $10.16 million of its tax exempt variable rate environmental improvement revenue bonds, or "1995 EIRBs," the proceeds of which were loaned to USX Corporation for the purpose, in part, of refinancing its outstanding $4.745 million Ohio Air Quality Development Authority Floating Rate Environmental Improvement Revenue Bonds, Series B. These Series B bonds had been issued in 1980 to finance the cost of pollution control equipment at the Lorain facility. The 1995 EIRBs are special obligations of the State of Ohio exempt from various forms of federal, state and local income taxation and are therefore subject to mandatory redemption upon the occurrence of a determination of taxability, and are further subject to optional and mandatory redemption and tender prior to maturity pursuant to the terms of the trust indenture agreement concerning the 1995 EIRBs.

The interest rates paid on the 1995 EIRBs averaged 3.54% during calendar year 1998 and was 3.36% at September 30, 1999. The 1995 EIRBs mature on November 1, 2015. As of September 30, 1999, $4.7 million of indebtedness was outstanding under the 1995 EIRBs.

The Wachovia Bank of North Carolina, N.A. has issued an irrevocable, direct-pay letter of credit to secure payment of the principal of, interest on and the purchase price of the 1995 EIRBs, in a stated amount equal to the principal amount of the 1995 EIRBs plus an amount equal to 210 days of interest on the 1995 EIRBs at a rate of 12% per year. Draws on the letter of credit are secured by a first priority lien on bonds purchased as a result of the draw pursuant to the terms of the reimbursement agreement and a pledge and security agreement entered into between Wachovia and USX Corporation.

In connection with the consummation of the Combination, the Company agreed to pay 46.7% of the debt service on the 1995 EIRBs, including 46.7% of the remarketing fees and amounts due under the Wachovia letter of credit. The Company may need to make payments in respect of the 1995 EIRBs earlier than scheduled if USX Corporation terminates the Wachovia letter of credit or otherwise makes early payment in respect of the 1995 EIRBs.

8.  REVOLVING CREDIT FACILITIES

In connection with the Combination, the Company entered into a new senior revolving credit facility ("New Revolver") with BankBoston, N.A. ("BankBoston"), as administrative agent, and other lenders. The New Revolver is for a total principal amount of up to $425 million. The amount available at any time is limited by a borrowing base. The borrowing base equals 60% of eligible inventory subject to a maximum; plus 85% of eligible accounts receivable; plus the lesser of (a) 67% of the appraised liquidation in place of the Cast- Roll(TM) facility plus the appraised value of the related real estate in Canton, Ohio, provided that no downward adjustment will be made prior to March 31, 2001 and, (b) $125 million, minus the product of $4.5 million and the number of quarters elapsed beginning with the quarter ended December 31, 2000; minus a reserve of between $35 million and $50 million, which will be adjusted based on the amount of undrawn available amounts under the facility. There were $300.2 million of borrowings under the New Revolver outstanding at September 30, 1999. Amounts available under the New Revolver at September 30, 1999 were $107.8 million.

Borrowings under the New Revolver bear interest, at the Company's option, of either: a base rate used by BankBoston, plus an applicable margin; or a eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans is 1.25% and on eurodollar loans is 3.25%. The applicable margin on base rate and eurodollar loans may be increased by .25% under specified circumstances.

The Company must also pay a commitment fee on the unused commitments under the New Revolver facility equal to 0.50% per annum, payable monthly in arrears.

The New Revolver contains covenants that among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness.

On September 8, 1998, the acquisition by RES Acquisition of Republic was partially funded with short-term borrowings of approximately $65.0 million (the "RES Holding Facility") under the Credit Agreement dated September 8, 1998 between RES Holding and The Chase Manhattan Bank ("Chase"), as administrative agent. The maturity of the RES Holding Facility was June 8, 1999, however, the agreement was extended to September 30, 1999. This debt was refinanced with proceeds of the financing completed concurrent with the Combination.

Bar Tech had a revolving credit agreement with a group of banks with Chase as agent which originally provided Bar Tech with borrowings in an aggregate principal amount of up to $90.0 million, of which $5.4 million was in the form of letters of credit. This revolving credit agreement was subsequently amended in September 1997 to provide for the addition of a new revolving sub-facility ("Sub-Facility") and amended certain portions of the original revolving credit agreement. The Sub-Facility component of the amended agreement provided Bar Tech with up to $15.0 million of additional borrowing capacity based on a higher receivable and inventory advance rate than in the revolving credit agreement.

On May 5, 1999, Bar Tech further amended its revolving credit agreement ("Bar Tech Amended Agreement") in conjunction with the formation of the Marketing JV. The Bar Tech Amended Agreement provided for a reduction in Bar Tech's borrowing capacity to $77.0 million, of which $5.3 million was in the form of letters of credit. In addition, amounts available under Bar Tech's Sub-Facility were reduced to $2.0 million with this Bar Tech Amended Agreement. By July 31, 1999, amounts available under the Bar Tech Amended Agreement were further reduced to $71.5 million and amounts were no longer available under Bar Tech's Sub-Facility. The maturity date of the Bar Tech Amended Agreement remained April 2, 2000 and is secured by certain assets and stock of Bar Tech.

Borrowings under the Bar Tech Amended Agreement bear interest at a rate per annum equal to, at Bar Tech's option, either a Prime rate plus 2.0% or adjusted LIBOR plus 3.0%, subject to upward adjustment in certain circumstances. Sub-Facility borrowings bear interest at a rate per annum equal to, at Bar Tech's option, either a Prime rate plus 3.5% or LIBOR plus 4.5%. Borrowings outstanding under the Bar Tech Amended Agreement including the Sub-Facility were $79.0 million at December 31, 1998. Weighted-average interest rates on borrowings under the Bar Tech Amended Agreement and the Sub-Facility were 8.79% and 11.50%, respectively, at December 31, 1998. The Bar Tech Amended Agreement was extinguished with proceeds of the financing completed concurrent with the Combination.

9.  DEFINED CONTRIBUTION BENEFIT PLANS

The Company has defined contribution retirement plans that cover substantially all employees. Company contributions to the plans are based on age and compensation. The Company funds retirement plan contributions as accrued.

Republic had profit sharing plans covering all of its employees, excluding officers. Amounts provided to the profit sharing pool were based on percentages of the consolidated excess cash flows of the Company, as defined. There was no expense relating to these plans for any of the periods presented.

In connection with the defined benefit plan improvements during the term of the new labor agreement, the Company's contributions to the existing defined contribution plans covering employees at former Republic facilities, the former Bliss & Laughlin Harvey, Illinois facility and former Bar Tech facilities will be discontinued and the defined contribution plans may be merged into the defined benefit plan (see Note 10).

10.  DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFITS

Due to the interim mature of the consolidated/combined financial statements and the different fiscal years of the three predecessor companies, certain information related to the change in benefit obligation, change in plan assets, funded status and measurement assumptions are not available for the interim periods presented. Complete disclosures will be provided in the Company's 1999 year-end financial statements. The amounts recognized in the consolidated/combined balance sheets related to the Company's pension and postretirement plans are as follows:


                                                       Pension Benefits                   Other Postretirement Benefits
                                             -------------------------------------     -------------------------------------
                                               September 30,      December 31,           September 30,      December 31,
                                                   1999               1998                   1999               1998

AMOUNTS RECOGNIZED IN THE STATEMENT
  OF FINANCIAL POSITION CONSIST OF:
Net amount recognized                            $    55,038        $    66,849            $   173,240        $    95,712
Adjustment required to recognize
  minimum liability                                   18,673              2,491                    --                 --
                                             ------------------ ------------------     ------------------ ------------------
Accrued benefit costs                            $    73,711        $    69,340            $   173,240        $    95,712
                                             ================== ==================     ================== ==================

Net periodic pension costs for the period from August 13, 1999 to September 30, 1999, the period from July 1, 1999 to August 12, 1999, the period from January 1, 1999 to August 12, 1999, and the nine months ended September 30, 1998 were $1.4 million, $0.7 million, $5.3 million and $0.7 million, respectively.

Net periodic post retirement benefit costs for the period from August 13, 1999 to September 30, 1999, the period from July 1, 1999 to August 12, 1999, the period from January 1, 1999 to August 12, 1999, and the nine months ended September 30, 1998 were $2.5 million, $0.6 million, $3.9 million, and $0.5 million, respectively.

In connection with the Republic acquisition in September 1998, a new Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") covering all of the former Republic and Bar Tech facilities with employees represented by the United Steelworkers union (the "USWA") were entered into with the USWA. The Master CBA replaced the existing collective bargaining agreements with the USWA, other than selected plant-specific agreements. In connection with the Combination, the scope of the Master CBA was extended to cover the former USS/Kobe Lorain, Ohio facility. The Master CBA expires on October 31, 2003. The Master CBA provides for improvements in the existing defined benefit pension plans covering employees at former Republic facilities, former USS/Kobe facilities and the former Bliss & Laughlin Harvey, Illinois facility, and the creation of a defined benefit pension plan obligation covering employees at former Bar Tech facilities. The existing defined benefit pension plans may be consolidated into one defined benefit pension plan in the future, which will contain terms found in traditional steel industry defined benefit pension plans.

The Master CBA allows the Company to reduce the number of job classifications at all USWA-covered facilities to five from over 34 at certain facilities thereby permitting employees to be assigned a wider range of responsibilities.

The Master CBA requires the Company to offer Early Retirement Buyouts ("ERB's") to at least 1,000 employees and permits the Company to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs is to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs are substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions are being recognized as charges to operations as the offers for ERB's and VSP's are accepted by the employees and intended to be awarded by the Company. Through September 30, 1999, 541 voluntary ERB packages were accepted. As such, the Company has recorded $71.4 million of workforce reduction charges to date for early retirement benefits, including pension and other postretirement obligations and special termination payments.

Under the terms of Master CBA, if the ERB's and VSP's do not achieve targeted headcount reductions, the Company will have the flexibility to reduce the hourly workforce by approximately 300 employees in addition to the number of accepted ERB's and VSP's. Pursuant to the Master CBA, USWA represented employees will be eligible for Supplemental Unemployment Benefits (SUB) and the continuation of certain health insurance benefits.

The following is a general description of the Company and its predecessors' defined benefit plans.

REPUBLIC
The Company (formerly Republic) maintains a defined benefit "floor offset" plan, which covers all former Republic USWA employees. The plan, when combined with benefits from the Company's (formerly Republic) defined contribution pension plan and benefits from an LTV Steel Defined Benefit Pension Plan, will provide a minimum level of pension benefits for USWA employees. Benefits are based on a combination of employees' age and years of service. The Company's policy is to fund this plan based on legal requirements and tax considerations.

Republic entered into a memorandum of understanding with the Pension Benefit Guarantee Corporation (the "PBGC") on November 2, 1998, pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the acquisition of Republic or the prospective combination with Bar Tech, (2) in January 1999, Republic funded the pension plan with an approximate $27,000 initial contribution and (3) Republic made an additional contribution to such pension plan in the amount of $20,000 on July 1, 1999. Additional quarterly contributions will be made by the Company commencing October 1, 1999 in accordance with the following schedule: $7,500 per quarter for the first four payments, $7,600 per quarter for the next four payments, $9,100 per quarter for the next four payments and $8,500 per quarter for the final four payments. Of the Company's aggregate pension obligation relating to these contributions, $30,100 was classified as a current liability and $33,013 was classified as a long-term liability in the accompanying consolidated balance sheet as of September 30, 1999.

The Company (formerly Republic) also sponsors postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Hourly employees become eligible for benefits after completing 15 years of service and reaching age 60. Salary employees become eligible for benefits if they retire after reaching age 65.

BAR TECH
BLI maintains defined benefit pension plans covering substantially all hourly employees of its Harvey, Illinois and Medina, Ohio plants. Employees at the Batavia, Illinois and Cartersville, Georgia plants are not covered. Benefits are based on years of service and employee's age at termination. CDSC maintains pension plans covering substantially all employees. Benefits for the CDSC salaried employees' plan are based on an average salary for the five most recent years prior to retirement. Benefits for the CDSC bargaining unit employees' plan are based on years of service. The Company's policy is to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974 in the United States and local regulations in Canada.

BLI and CDSC also sponsor postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for benefits if they retire from BLI after reaching age 55 with 10 or more years of service.

USS/KOBE
The Company (formerly USS/Kobe) sponsors two noncontributory defined benefit plans covering substantially all former USS/Kobe employees. Benefits under these plans are based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever is greater. The funding policy for these defined benefit plans provides that payment to the pension trusts shall be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974 plus such additional amounts as may be approved from time to time. Assets held by the plans are invested primarily in corporate equity and debt securities and interest bearing cash accounts. In addition, pension benefits from USS/Kobe's two defined contribution plans, which cover participating employees, are based upon years of service and career earnings.

In connection with the Combination, the Company agreed with the Pension Benefit Guaranty Corporation to maintain a specified level of funding for the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, based on statutory funding requirements. The agreement with the Pension Benefit Guaranty Corporation with respect to this plan contemplates that contributions will be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4 million; for 2001, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2 million. The agreement with the Pension Benefit Guaranty Corporation further contemplates that, beginning with 2004, the Company will make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, the Company has provided the Pension Benefit Guaranty Corporation with a $5 million letter of credit. The Company currently estimates that approximately $53.6 million of fundings will be required in connection with these obligations.

11. INCOME TAXES

The Company is a limited liability company that will be treated as a partnership for income tax purposes and accordingly is not an income taxpaying entity. However, pursuant to the limited liability company agreement, RTI's parent will be required to make cash distributions to its members to the extent necessary to satisfy tax obligations regarding members' investment in RTI. To the extent RTI's parent is required to make these tax distributions, the Company will be required to make equivalent cash distributions to its parent. However, we believe that certain of RTI's parent's members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in the Company and reduce but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and accordingly, the Company cannot give any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

The provision for income taxes included in the accompanying consolidated/combined statements of operations for all periods presented represents a provision for foreign income taxes. Prior to the Combination, a benefit for domestic income taxes is not included in the accompanying consolidated/combined statements of operations since the Company's net deferred tax assets were entirely offset by valuation allowances.


12. SEGMENT INFORMATION

The Company operates in three reportable segments: hot-rolled, cold-finished and specialty steels. As discussed previously in Note 1, the Company intends to sell its specialty steel division and accordingly, the accompanying consolidated/combined financial statements reflect that division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30. As such the following tables do not reflect specialty steels as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition, and end-users. The Company measures segment performance based on earnings before interest, taxes, depreciation and amortization, other postretirement benefits, work force reduction charges and other (income) loss, net ("EBITDA, as defined").

HOT-ROLLED
Hot-rolled bars are processed from blooms and billets on rolling mills to change the internal physical properties, size or shape of the steel. Desirable characteristics of hot-rolled bars include internal soundness, uniformity of chemical composition and freedom from surface imperfection. The Company's hot-rolled bar products include rounds, squares and hexagons, in both cut-lengths and coils. Customers for hot-rolled bar products include manufacturers of automotive parts, industrial equipment, independent forgers, steel service centers and converters. The Company's hot-rolled bars are used in the manufacture of end-use products such as automotive drive trains, engine and transmission parts, bearings and tractor components.

COLD-FINISHED
Cold-finishing is a value-added process which improves the physical properties of hot-rolled bars. Cold-finished bars are produced from hot-rolled bars by cold-drawing, turning, grinding, thermal treating or a combination of these processes. The manufacturing process allows for production of products with more precise size and straightness tolerances, as well as improved strength and surface finish, that provides customers with a more efficient means of producing a number of end products by often eliminating processing steps in the customers' use of the products. The Company's cold-finished bar products include rounds, squares, hexagons, and flats, all of which can be further processed by turning, grinding or polishing, or a combination thereof. Customers for cold-finished bar products include manufacturers of automotive parts, industrial equipment, steel service centers and distributors. The Company's cold-finished bars are used in the manufacture of end-use products such as automotive steering assemblies, electrical motor shafts, ball and roller bearings, valves and hand tools.

Prior to August 13, 1999, intersegment sales were made at current market prices and were eliminated in consolidation.


                                                   For the Three Months Ended September 30, 1999
                                      -----------------------------------------------------------------------
                                                                                     Inter
                                                        Cold-         Total         Segment
                                      Hot-rolled      finished       Segments      Elimination   Consolidated

Net sales                             $ 215,628      $  70,259      $ 285,887      $ (24,170)     $ 261,717
Depreciation and amortization            14,649          1,788         16,437             --         16,437
Segment profit (EBITDA, as defined)     (18,953)        (4,759)       (23,712)            --        (23,712)
Capital expenditures                     31,089          1,674         32,763             --         32,763



                                                      For the Three Months Ended September 30, 1998
                                  ----------------------------------------------------------------------
                                                                                         Inter
                                                       Cold-            Total           Segment
                                    Hot-rolled        finished         Segments       Elimination      Consolidated

Net sales                           $  59,975        $  53,923        $ 113,898        $     (25)       $ 113,873
Depreciation and amortization           3,321              808            4,129               --            4,129
Segment profit (EBITDA,
  as defined)                         (10,324)           1,142           (9,182)              --           (9,182)
Capital expenditures                    5,588              511            6,099               --            6,099


                                                      For the Nine Months Ended September 30, 1999
                                  --------------------------------------------------------------------------------
                                                                                        Inter
                                                                                       Segment
                                                      Cold-            Total         Elimination/
                                   Hot-rolled        finished         Segments          Other         Consolidated

Net sales                         $   492,476      $   247,980      $   740,456      $   (56,123)     $   684,333
Depreciation and amortization          28,364            5,803           34,167               --           34,167
Segment profit (EBITDA,
  as defined)                         (20,317)          (3,433)         (23,750)              --          (23,750)
Segment assets                      1,055,292          170,351        1,225,643          154,587        1,380,230
Capital expenditures                   46,289            5,442           51,731               --           51,731


                                                      For the Nine Months Ended September 30, 1998
                                  ---------------------------------------------------------------------------------
                                                                                        Inter
                                                                                       Segment
                                                      Cold-            Total         Elimination/
                                   Hot-rolled        finished         Segments          Other         Consolidated

Net sales                           $ 171,020        $ 104,467         $ 275,487       $     (25)       $ 275,462
Depreciation and amortization           4,957            2,090             7,047              --            7,047
Segment profit (EBITDA,
  as defined)                         (15,324)           6,825            (8,499)             --           (8,499)
Segment assets                        515,735          167,594           683,329         191,686          875,015
Capital expenditures                   13,506            1,178            14,684              --           14,684



13. RELATED PARTY TRANSACTIONS

From April 1996 to August 13, 1999, Blackstone and Veritas received annual monitoring fees from Bar Tech equal to $875 per year pursuant to a monitoring agreement. Under the terms of the monitoring agreement, Blackstone and Veritas provide management and financial monitoring services to Bar Tech. Blackstone and Veritas have split the monitoring fees paid evenly between them. Blackstone and Veritas have also been reimbursed by Bar Tech for their out-of-pocket expenses incurred in providing such services.

In connection with the acquisition of Republic in 1998, RES Holding paid transaction fees of $3,400 to Blackstone and $800 to Veritas and reimbursed them for all related out-of-pocket expenses. In addition, pursuant to a monitoring agreement entered into with RES Holding, Blackstone and Veritas were entitled to receive an annual monitoring fee for providing management and financial monitoring services equal to $1,125, with Blackstone receiving 75% and Veritas receiving 25% of this monitoring fee. Blackstone and Veritas have also been reimbursed by RES Holding and Republic for their out-of-pocket expenses incurred in providing these services. Approximately $2,400 of accrued but unpaid Bar Tech and RES Holding monitoring fees were paid following the Combination.

In connection with the Combination, the Company paid transaction fees in the aggregate of $4.0 million to Blackstone, Veritas, USX Corporation and affiliates of Kobe Steel, Ltd. In addition, the Company reimbursed or is expected to reimburse Blackstone, Veritas, USX Corporation and Kobe Steel, Ltd. for their out-of-pocket expenses related to the Combination. Upon consummation of the Combination, the Company entered into a new monitoring agreement with Blackstone, Veritas, USX Corporation and Kobe Steel, Ltd. that replaced the existing monitoring agreements regarding Bar Tech and Republic, with the parties to receive an aggregate annual fee of $4.0 million.

In addition, in the future, Blackstone, Veritas, USX Corporation and Kobe Steel, Ltd. or their affiliates may receive customary fees for other advisory and transactional services rendered to the Company. If such services are rendered in the future, the fees will be negotiated from time to time on an arms-length basis and will be based on the services performed and the fees charged to third parties for comparable services.

During the period from August 13, 1999 to September 30, 1999, the period from January 1, 1999 to August 12, 1999 and the nine months ended September 30, 1998, the Company had approximately $13.5 million, $54.2 million and $67.8 million, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone. All such sales were in the ordinary course of business.

The Company and Haynes, a company controlled by Blackstone, are parties to a facilities management agreement dated as of April 15, 1999, by which Haynes agreed to manage the Company's Baltimore, Maryland and Canton, Ohio specialty steel finishing facilities. The Company continues to own these facilities and must approve all material expenditures and financial decisions of Haynes with respect to these facilities. As compensation for the services provided, Haynes receives management fees equal to the total compensation costs, including benefits, of the Haynes personnel providing management services to the Company that is allocable to the time these personnel devote to these facilities. In addition, Haynes is reimbursed by the Company for all of its reasonable out-of-pocket expenses incurred in connection with the provision of management services. The Company is in the process of selling its specialty steels business to Haynes.

In connection with the Combination, the Company entered into the following agreements with USX Corporation, Kobe Steel, Ltd. and FirstEnergy Service Corp. (another equity investor in the Company's indirect parent) or their affiliates:

ROUND SUPPLY AGREEMENT
The Company entered into a five-year supply agreement with USX Corporation and the new tubular steel joint venture between USX and Kobe Steel, Ltd., which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its Lorain, Ohio pipemill from the Company up to a maximum of 400,000 tons per year for a price equal to our production costs plus an agreed upon margin per ton. The tubular joint venture also has the right to purchase up to an additional 200,000 tons per year for a price equal to the Company's fixed production costs plus an agreed upon margin per ton. If the tubular joint venture is unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX is required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that can not be satisfied from USX's internal production of steel rounds.

COKE SUPPLY AGREEMENT
The Company entered into a five-year supply agreement with USX Corporation, which provides that RTI purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX Corporation. The purchase price for coke is based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allow the Company to receive the most favorable terms that USX Corporation grants to any of its coke customers.

PELLET SUPPLY AGREEMENT
Under this agreement, we agreed to purchase all of our iron ore pellet requirements for our Lorain, Ohio blast furnace from USX Corporation for a period of five years. The purchase price for pellets is generally based on market prices and will be adjusted annually, subject to most favored nation provisions for price and other conditions, which allow us to receive the most favorable terms that USX Corporation grants to any of its pellet customers.

TECHNOLOGY TRANSFER AGREEMENTS
The Company entered into technology transfer and related agreements with Kobe Steel, Ltd. and one of its affiliates which provides us with a license to use various Kobe technology and requires Kobe to provide us with various technical assistance in return for annual payments to Kobe of approximately $1 million.

SAFE HARBOR LEASE MATTERS AGREEMENT
Pursuant to the master restructuring agreement, we received certain property formerly owned by USS/Kobe that qualifies as "Safe Harbor Lease Property," thus affording USX Corporation and Kobe with tax benefits. The Safe Harbor Lease Matters Agreement contains covenants and warranties to ensure that the property remains qualified as Safe Harbor Lease Property and to ensure the continuation of the tax benefits.

ENERGY MANAGEMENT AGREEMENT
In connection with the consummation of the Combination, we entered into an agreement with FirstEnergy Services Corp. under which we appointed FirstEnergy as our exclusive representative for the procurement of energy supply and services. As a result of this arrangement, it is likely that much of our energy purchasing requirements will eventually be filled by FirstEnergy. Also in connection with the consummation of the Combination, FirstEnergy purchased $30 million of the Series C convertible preferred stock of Republic Technologies International, Inc. (the Company's indirect parent.)

In connection with the Combination, the Company also entered into an agreement with the new tubular steel joint venture between USX Corporation and Kobe Steel, Ltd. regarding the provision of various utilities and an agreement with USX Corporation regarding the provision of various transitional services. In addition, at the closing of the Combination, the Company entered into an agreement with USX Corporation regarding payment of certain payables owed by USS/KOBE Steel Company to USX Corporation.

14. LONG-TERM COMMITMENTS

On December 3, 1998, Republic entered into a technical exchange agreement with Sanyo Special Steel Company of Japan ("Sanyo") for a total of $6,000. The forty-eight (48) month agreement involves technical assistance in melting, refining, and casting technologies. Republic also entered into an agreement to share in the cost and benefits of a similar agreement between Bar Tech and Sanyo dated January 25, 1999. The Bar Tech and Sanyo agreement is also for a period of forty-eight (48) months with total payments of $6,000. Obligations under both agreements as of September 30, 1999 are as follows: fourth quarter 1999--$600; 2000--$2,400; 2001--$2,400; 2002--$1,200; and 2003--600.

15. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, including various environmental proceedings with governmental authorities, product liability litigation, and claims by present and former employees under federal and counterpart state anti-discrimination and other laws relating to employment. Except for certain environmental proceedings which, if adversely determined, could have a material adverse effect, the Company does not believe that any of these proceedings, either individually or in the aggregate, will have a material adverse effect on the consolidated financial condition, results of operations or cash flows of the Company.

16. ENVIRONMENTAL COMPLIANCE

The Company is subject to a broad range of federal, state, and local environmental laws and regulations, including those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, and the remediation of contamination associated with the disposal of waste. The Company continuously monitors its compliance with such environmental laws and regulations and, accordingly, believes that it is currently in substantial compliance with such laws and regulations. The Company anticipates approximately $5,000 of material expenditures during the next 24 months for environmental control measures. As is the case with most steel producers, the Company could incur significant costs related to environmental compliance, in particular those arising from remediation costs for historical waste disposal practices at certain of the Company's facilities. The Company believes that these costs are most likely to be in the range of $10,000 to $24,000 over the lives of the Company's facilities. This range represents the estimated aggregate cost to resolve the environmental contingencies. The Company does not anticipate any third-party recoveries. The reserve to cover potential current and noncurrent environmental liabilities was approximately $17,000 and $15,400 as of September 30, 1999 and December 31, 1998, respectively, substantially all of which is classified as a long-term obligation in the accompanying consolidated/combined balance sheets.

The reserve has been established and is monitored based on continuing reviews of the reserve, each matter comprising the reserve, and whether any new matters should be included in the reserve, using currently available information relative to enacted laws and regulations and existing technology. These reviews are performed periodically by an in-house committee comprised of representatives experienced in environmental matters from the environmental, operating, and accounting departments in consultation with outside legal and technical experts, as necessary.

17. DISCONTINUED OPERATIONS

In connection with its acquisition of Republic, the Company intends to sell its specialty steel division and accordingly, the accompanying consolidated financial statements reflect that division as discontinued operations in accordance with Accounting Principles Board Opinion No. 30. All revenues and expenses related to the specialty steels division since the date Republic was acquired have been reported as adjustments to the allocation of the purchase price of the Republic acquisition.

In April 1999, the Company entered into an agreement with Haynes, a leading manufacturer of nickel and cobalt based alloys, to manage the Company's Specialty Steels division. According to the terms of the agreement, the Company pays Haynes a management fee based upon the allocable portion of total costs incurred by Haynes attributable to management activities of the combined operations. The Company and Haynes are affiliates as both companies are controlled directly or indirectly by entities associated with The Blackstone Group. The Company is currently in the process of selling its specialty division to Haynes. Management anticipates the sale to be complete by year-end, although certain transfers and payments may occur in 2000.


                                        Three Months Ended           Nine Months Ended
                                           September 30,                September 30,
                                        1999          1998           1999         1998
                                      ----------------------      ----------------------
Net sales                             $  9,894      $  6,116      $ 35,780      $  6,116
Gross profit (loss)                     (1,197)         (129)       (3,114)         (129)

Income (loss) before income taxes     $ (1,814)     $   (506)     $ (5,057)     $   (506)
Provision for income taxes                  --            --            --            --
                                      ----------------------      ----------------------
Net income (loss)                     $ (1,814)     $   (506)     $ (5,057)     $   (506)
                                      ======================      ======================


The components of net assets of discontinued operations included in the Company's balance sheets as assets held for sale were as follows:


                                                          September 30, 1999     December 31, 1998
                                                          ------------------     -----------------

Assets held for sale, current - Inventories                    $15,091               $14,722
                                                               =======               =======

Assets held for sale, non-current - Property, plant and
     equipment                                                 $11,687               $11,687
                                                               =======               =======

18. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment; therefore, they cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

- Cash equivalents, accounts receivable, and accounts payable - The carrying amount approximates fair value because of the short-term maturity of these instruments.

- Long-term debt - The fair value of the Senior Notes classified under long-term debt (Note 7, based on quoted market values, was approximately $399.5 million as of September 30, 1999. The Company estimates that the fair value of the 8 1/4 percent Solid Waste Revenue Bonds, Series 1994, and the 9 percent Solid Waste Revenue Bonds, Series 1997, classified under long-term debt (Note 7) was approximately $21,210 and $56,385, respectively, as of September 30, 1999. All other debt classified as long term on September 30, 1999, is recorded at cost which approximates fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

GENERAL
The Company is the largest producer of special bar quality steel products in the United States with a market share of approximately 23%, based on 1998 calendar year pro forma shipments. SBQ steel products are high quality hot-rolled and cold-finished carbon and alloy steel bar and rod used primarily in critical applications in automotive and industrial equipment. SBQ steel products are sold to customers who require precise metallurgical content and quality characteristics. SBQ steel products generally contain more alloys and sell for substantially higher prices than merchant and commodity steel bar and rod products. The Company produces the widest range of SBQ steel products in the United States and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

FACTORS AFFECTING RECENT PERFORMANCE
The Company's financial results for the third quarter ended September 30, 1999 have differed substantially from the results for the period assumed in previously published projections. The Company included various projected financial and operating information in the offering memorandum relating to the private offering of the senior secured notes and these projections, together with, among other things, risk factors relating to the projections and the business, were subsequently included in a Current Report on Form 8-K filed with the Commission by Republic Technologies International, Inc. (RTI's indirect parent company), as required by the purchase agreement relating to the private offering.

In the three months ended September 30, 1999 there was a significant shortfall in shipment volume relative to the assumption for the third quarter used in developing the projections and actual results for the second quarter:

                                             Pro Forma Information*
                      ---------------------------------------------------------------------
                           Actual               Assumption                  Actual
                       For the Three           For the Three             For the Three
                        Months Ended           Months Ended              Months Ended
                       June 30, 1999        September 30, 1999        September 30, 1999
                      -----------------    ----------------------    ----------------------
                                            (tons in thousands)

   Hot-rolled               457.8                   472.0                     386.9
   Semi-finished            106.8                   104.1                     134.9
   Cold-finished            111.5                   134.0                      99.8


   *Includes results for Bar Tech, Republic and USS/Kobe assuming the Combination occurred at the beginning of the period.

The Company believes that the significant drop-off in third quarter shipments reflects difficult market conditions in the non-automotive sector which led to lower volumes and lower prices including reduced volumes at key customers. Management believes that shipments to service centers especially suffered due to continued high inventory levels coupled with a resurgence in imports. In addition, shipments were significantly impacted by problems encountered in integrating the three companies, particularly in the area of computer systems processing orders and shipments, affecting customer service. For example, significant problems were experienced with existing SAP information systems used at the Lorain facility. The Company also had problems with systems at the Lackawanna facility, a former Bar Tech facility, which were converted to systems employed at Republic. Production was also adversely affected by a burn-through fault in one of two basic oxygen process (BOP) vessels at the Lorain facility which idled the vessel from September 22 through October 18 and disrupted production cycles in the other vessel as well as casting and rolling operations at the Lorain facility. While the Company has adopted measures to address customer service, systems and facilities integration issues, for as long as volumes are depressed due to unfavorable market conditions and integration problems persist, the Company believes that operating results will fall short of those contained in the projections.

RESULTS OF OPERATIONS
The consolidated/combined results of operations include Bar Tech for the three and nine months ended September 30, 1999 and 1998, Republic for the period from September 8, 1998 to September 30, 1998 and for the three and nine months ended September 30, 1999, and for USS/Kobe for the period from August 13, 1999 to September 30, 1999. The results for Republic and USS/Kobe are included from their respective acquisition dates. Accordingly, prior period results are not comparable with the current periods.
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the three months ended September 30, 1999 totaled $261.7 million on shipments of approximately 517,270 net tons compared with net sales of $113.9 million for the three months ended September 30, 1998 on shipments of approximately 193,198 tons. Net sales for the three months ended September 30, 1999 were comprised of $191.4 million for hot-rolled and $70.3 million for cold-finished, compared with hot-rolled net sales of $60.0 million and cold-finished net sales of $53.9 million for the three months ended September 30, 1998. The decrease in net selling value per ton in the current year period is the result of a change in the product mix toward lower selling value products combined with an overall decrease in selling prices for both hot-rolled and cold-finished products as the Company initiated efforts to reduce excess inventory levels.

Cost of sales totaled $260.3 million, or 99.5% of net sales, for the three months ended September 30, 1999 compared with cost of sales of $114.2 million, or 100.3% of net sales, for the similar period ended September 30, 1998. Cost of sales for the three months ended September 30, 1999 consisted of $199.2 million on hot-rolled products and $61.1 million on cold-finished products compared with $66.3 million on hot-rolled products and $47.9 million on cold-finished products for the three months ended September 30, 1998. While cost of sales as a percentage of net sales remained relatively consistent between the similar periods in the current and prior years, the improvement in cost of sales resulting from a decrease in raw material costs was offset by a $4.9 million write-down in inventory following a reassessment of inventories subsequent to the Combination.

Selling, general and administrative expenses were $25.0 million, or 9.6% of net sales, for the three months ended September 30, 1999 compared with $8.8 million, or 7.7% of net sales, for the three months ended September 30, 1998. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to transaction related expenses incurred in the current year period related to the Combination.

Net interest expense was $21.5 million for the three months ended September 30, 1999 compared with $9.5 million for the similar period ended September 30, 1998. The $12.0 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination and higher average interest rates of the new borrowings compared to the borrowings repaid in connection with the Combination.

The provision for income taxes for the three month periods ended September 30, 1999 and 1998, consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC.

As a result, the Company reported a net loss of $98.9 million for the three months ended September 30, 1999 compared with a net loss of $22.5 million for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the nine months ended September 30, 1999 totaled $684.3 million on shipments of approximately 1,337,500 net tons compared with net sales of $275.5 million for the nine months ended September 30, 1998 on shipments of approximately 512,288 tons. Net sales for the nine months ended September 30, 1999 were comprised of $436.36 million for hot-rolled and $248.0 million for cold-finished, compared with hot-rolled net sales of $171.0 million and cold-finished net sales of $104,467 million for the nine months ended September 30, 1998. The decrease in net selling value per ton in the current year period is the result of a change in the product mix toward lower selling value products combined with an overall decrease in selling prices for both hot-rolled and cold-finished products as the Company initiated efforts to reduce excess inventory levels.

Cost of sales totaled $655.7 million, or 95.8% of net sales, for the nine months ended September 30, 1999 compared with cost of sales of $265.2 million, or 96.3% of net sales, for the similar period ended September 30, 1998. Cost of sales for the nine months ended September 30, 1999 consisted of $192.6 million on hot-rolled products and $463.1 million on cold-finished products compared with $152.9 million on hot-rolled products and $112.3 million on cold-finished products for the nine months ended September 30, 1998. The decrease in cost of sales as a percentage of sales was primarily generated by a decrease in raw material costs partially offset by a $4.9 million write-down in inventory following a reassessment of inventories subsequent to the Combination.

Selling, general and administrative expenses were $52.3 million, or 7.7% of net sales, for the nine months ended September 30, 1999 compared with $18.7 million, or 6.8% of net sales, for the nine months ended September 30, 1998. The increase in selling, general and administrative expenses as a percentage of net sales is primarily due to transaction related expenses incurred in the current year period related to the Combination.

Net interest expense was $61.0 million for the nine months ended September 30, 1999 compared with $22.7 million for the similar period ended September 30, 1999. The $38.3 million increase in net interest expense was attributable to the higher average borrowings outstanding following the completion of the Combination and higher average interest rates of the new borrowings compared to the borrowings repaid in connection with the Combination.

The provision for income taxes for the nine month period ended September 30, 1999 and 1998, consisted of currently payable income taxes, primarily foreign income taxes owed by CDSC.

As a result, the Company reported a net loss of $202.0 million for the nine months ended September 30, 1999 compared with a net loss of $37.7 million for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary liquidity needs relate to working capital needs, funding requirements relating to its agreement with the Pension Benefit Guaranty Corporation, capital expenditures and other costs relating to the Company's consolidation plan, debt service requirements and tax distributions to the Company's parent company's members.

The Company has agreed with the Pension Benefit Guaranty Corporation to fund $178 million over the next four years into the Republic Engineered Steels, Inc. USWA Defined Benefit Plan, a defined benefit pension plan for employees represented by the United Steelworkers union in connection with the headcount reduction and related early retirement benefits contemplated by the Consolidation Plan. Of the $178 million, $54.5 million has been funded to date with an additional $7.5 million to be funded by January 1, 2000. After such time we will be required to make the additional quarterly contributions in accordance with the following schedule: $7.5 million per quarter for the next two payments, $7.6 million per quarter for the next four payments, $9.1 million per quarter for the next four payments and $8.5 million per quarter for the final four payments. In addition, pursuant to the Consolidation Plan, the Company will offer a combination of early retirement buyout packages and voluntary severance plans to our employees, which the Company currently expects will include expenditures outside its defined benefit plan of up to approximately $36 million over the next 5 years. The actual cost of the early retirement buyout packages and voluntary retirement plans will depend on the mix of such arrangements offered to and accepted by our hourly employees represented by the United Steelworkers union.

In addition, with respect to the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, the Company has agreed with the Pension Benefit Guaranty Corporation to maintain a specified level of funding based on statutory funding requirements. The contributions shall be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4 million; for 2001, an amount so that the December 31, 2001 credit balance equals that of December 31, 2000 with interest plus $2 million; for 2002, an amount so that the December 31, 2002 credit balance equals that of December 2001 with interest plus $2 million; for 2003, an amount so that the December 31, 2003 credit balance equals that of December 31, 2002 with interest plus $2 million. Beginning with 2004, the Company shall make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, the Company has provided that Pension Benefit Guaranty Corporation with a $5 million letter of credit. The Company currently estimates that approximately $53.6 million of fundings will be required in connection with these obligations.

The Company's four year consolidation plan contemplates capital expenditures of $2.3 million for the remainder of 1999, $48 million in 2000, $56 million in 2001, $113 million in 2002 and $88 million in 2003.

In conjunction with the Combination, the Company completed a private offering of $425 million of senior secured notes and warrants and entered into the $425 million new credit facility. RTI applied the proceeds of this private offering, together with approximately $239 million of borrowings under the new credit facility and the proceeds from new equity contributions, to refinance a substantial portion of the indebtedness of Republic, RES Holding, Bar Tech and USS/Kobe.

As a result of the Combination and the other transactions, the Company has significant amounts of debt, with the interest payments on the senior secured notes and interest and principal repayments under the new credit facility representing significant obligations. The senior secured notes will require semi-annual interest payments and mature on July 15, 2009. The senior secured notes require that tender offers be made for such securities with certain proceeds from asset sales in the event that such proceeds are not applied to specified purposes within certain time periods. The loan under the new credit facility will require periodic payments of interest and mature on August 13, 2004. The new credit facility requires prepayment of loans and reductions of commitments with net proceeds of specified asset dispositions, casualty and condemnation recovery events, issues of equity and incurrences of permitted indebtedness. The 1984 environmental improvement revenue bonds, of which $9.0 million was outstanding as of September 30, 1999, mature on December 1, 2001. In addition, the $5.5 million Series A Preferred Stock of Republic Technologies International, Inc. is mandatorily redeemable on September 26, 2000, payment for which is expected to be made by Republic Technologies International, Inc. from distributions or loans from the Company.

The senior secured notes and the new credit facility each contain significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions.

The senior secured notes are secured, subject to exceptions and limitations, by
(1) a first priority lien on, and security interest in, substantially all of the existing assets of the issuers and the restricted subsidiaries, other than (a) the CAST-ROLL(TM) and Cartersville, Georgia facilities, (b) inventory, (c) accounts receivable and (d) intellectual property and related assets, and (2) a first priority lien, shared on an equal and ratable basis with the lenders under the new credit facility, on the equity interests of the Company and its restricted subsidiaries. This collateral is subject to release without substitution under a number of circumstances. Borrowings under the new credit facility are secured by a first priority perfected security interest in (1) the equity interests of the Company and its restricted subsidiaries, shared on an equal and ratable basis with the senior secured notes and (2) all presently owned and subsequently acquired accounts, inventory, intellectual property and related assets of the Company and guarantors and the real estate and fixed assets comprising, and the intellectual property relating to, the CAST-ROLL(TM) facility, including the related melt shop.

The obligations under the senior secured notes are unconditionally and irrevocably guaranteed jointly and severally by the Company's parent and each of its subsidiaries other than the Company, RTI Capital Corp. (the co-issuer of the senior secured notes) and Oberlin Insurance Company. The obligations under the new credit facility are unconditionally and irrevocably guaranteed jointly and severally by the Company's parent and each of its subsidiaries other than the Company and Oberlin Insurance Company.

The Company is a limited liability company that will be treated as a partnership for income tax purposes and accordingly are not an income taxpaying entity. However, pursuant to the limited liability company agreement of the Company's parent, the Company's parent will be required to make cash distributions to its members to the extent necessary to satisfy tax obligations regarding members' investment in Republic Technologies International, Inc. To the extent the Company's parent is required to make these tax distributions, the Company will be required to make equivalent cash distributions to its parent. However, the Company believes that certain of its parent's members have net operating loss carryforwards which may be available to offset a significant portion of their taxable income attributable to their investment in us and reduce but not eliminate, the need for tax distributions. Use of these net operating losses is subject to various limitations and uncertainties and accordingly, the Company cannot make any assurances that these net operating loss carryforwards will reduce the need for tax distributions or that they will not be otherwise utilized.

The Company intends to fund its working capital, cash pension contribution requirements, capital expenditure, debt service requirements and tax distributions to its parent company's members through cash flows generated from operations and borrowings under the $425.0 million new credit facility. Availability under the new credit facility is limited to a borrowing base equal to (1) 60% of eligible inventory, plus (2) 85% of eligible accounts receivable, plus (3) the lesser of 67% of the appraised value of the CAST-ROLL(TM) facility and $125 million, which will decrease by $4.5 million per quarter beginning the quarter ended December 31, 2000, minus (4) a reserve between $35.0 million and $50.0 million. The CAST-ROLL(TM) facility is subject to reappraisal after March 31, 2001 or upon a default under the new credit facility. As of September 30, 1999, approximately $300.2 million was outstanding under the new credit facility, leaving undrawn commitments of approximately $107.8 million.

In connection with the Combination, RTI issued 30,000 shares of its Series C convertible preferred stock. The Series C convertible preferred stock accrues dividends at a rate of 5% per year, which can be paid in cash or by the issuance of additional shares of Series C convertible preferred stock at the election of Republic Technologies International, Inc.

In the light of market and integration difficulties discussed above under "Factors Affecting Recent Performance", the Company has sought to improve its liquidity position by scaling back operations at its Johnstown facility and reducing inventory. Notwithstanding these efforts, however, Republic Technologies may need to borrow additional funds under its revolving credit agreement or, to the extent that the funds are not available thereunder, to obtain additional financing to meet its cash flow requirements.

Because the specialty steels market is distinct from the SBQ market, the Company is currently in the process of selling its specialty division to Haynes Management anticipates the sale to be complete by year-end, although certain transfers and payments may occur in 2000.

In connection with its consolidation plan, the Company intend to construct a new large bar mill, with groundbreaking occurring in 2001 and completion expected in 2002. Management expects the cost of constructing this facility will be approximately $90.0 million. The Company anticipates receiving an estimated $30.0 million in government assisted borrowings to fund a portion of this construction.

As is the case with most steel producers, we could incur significant costs related to environmental issues in the future, in particular those arising from remediation costs for historical waste disposal practices at our facilities. Our operations are subject to environmental laws and regulations that in the event of environmental contamination at our facilities may generate significant liability.

Management believes that cash generated from operations, together with amounts under the new credit facility and government assisted borrowings expected to be obtained, will be sufficient to meet our working capital, cash pension contribution, capital expenditure, debt service requirements and other cash needs, for the foreseeable future. However, there can be no assurance that this will be the case. The Company may consider other options available in connection with future liquidity needs, including the issuance of additional debt and equity securities.

In addition, pursuant to the new labor agreement, Republic Technologies International, Inc. intends to offer to sell to our employees up to $15.0 million worth of its common stock on the earliest of (1) January 1, 2001, (2) immediately preceding RTI proceeding with an initial public offering or (3) a change of control.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was recently enacted by the FASB. SFAS No. 133, as amended by SFAS No. 137, establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for fiscal years beginning after June 15, 2000. We have not yet determined the impact that the adoption of this standard will have on our financial statements.

YEAR 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer equipment, software and other devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to do the following:

-        receive orders;
-        manufacture product;
-        ship inventory;
-        process transactions;
-        send invoices;
-        deposit cash; and
-        engage in other normal business activities.

The Company's inability of business processes to function properly in year 2000 could have adverse effects on companies and entities throughout the world.

We presently believe that we have effective plans in place to anticipate and resolve the potential Year 2000 issues at all of our former Republic, Bar Tech and USS/Kobe facilities. In the event, however, that we do not properly and fully anticipate and resolve all Year 2000 issues, Year 2000 issues may materially impact and adversely affect our results of operations and our relationships with third parties.

After consummation of the Transactions, we began consolidating and integrating the information systems of Republic, Bar Tech and USS/Kobe. Since Republic and Bar Tech have begun operating under common management, these two companies developed a joint plan for Year 2000 compliance, which is summarized below. Prior to the Combination, USS/Kobe Steel Company had also developed a compliance plan, which is discussed separately below.

REPUBLIC AND BAR TECH. We have developed integrated plans to address issues related to the impact of Year 2000 in four major areas at Republic and Bar Tech:

-        infrastructure;
-        business applications;
-        plant applications; and
-        suppliers.

The infrastructure portion of the program addresses wide and local area networks, servers, personal computing, telecommunications systems and software, fax and facility security systems. Each location's equipment has been inventoried and assessed for Year 2000 problems. Some Republic and Bar Tech facilities have completed the remediation process through replacement or upgrade, and have been tested. As of September 30, 1999, this portion of the program is approximately 90% complete. The remaining Republic and Bar Tech facilities are scheduled to be completed by December 1999.

The business application portion of the program addresses applications and system software that run on the larger mainframe and mid-range computers. These systems are being upgraded and/or replaced with new applications to provide Year 2000 readiness. As of September 30, 1999, substantially all of this program area has been completed.

Our plant systems include hardware, software and associated embedded computer technologies that are used to operate our manufacturing facilities. These systems have been inventoried and adequately assessed. Five Republic and Bar Tech plant sites have completed remediation and testing. The final plant site is scheduled for remediation and testing in November 1999.

We are currently assessing the impact of the Year 2000 issue as it relates to the suppliers and customers of Republic and Bar Tech to identify the extent to which we may be vulnerable in the event those parties fail to properly resolve their own Year 2000 issues. Readiness questionnaires were sent to our Republic and Bar Tech supplier base. Through September 30, 1999, less than 25% of the suppliers surveyed had responded.

USS/KOBE. USS/Kobe Steel Company formed a multi-functional Year 2000 task force to execute a preparedness plan addressing the readiness of USS/Kobe Steel Company's business systems, technical infrastructure, end-user computing, manufacturing, environmental operations, systems products produced and sole and dedicated research and development facilities. To assist in assessing Year 2000 compliance and readiness, the management of USS/Kobe Steel Company engaged specialized information technology consultants.

Prior to the Combination, USS/Kobe finished its Year 2000 assessment and modified or replaced and tested portions of its critical software and hardware enabling its financial and operating systems and processes to achieve Year 2000 readiness. The Year 2000 compliance plan of relating to the former USS/Kobe operations is on schedule with targeted objectives, including integration testing. The former USS/Kobe operations are at an 85% state of Year 2000 readiness and is scheduled for completion by December 1999.

Prior to the Combination, USS/Kobe Steel Company began a program of querying significant third parties, including suppliers, utility and other resource providers and customers to assess their Year 2000 readiness. This program is substantially complete, and the management has not been made aware of any third parties significant to the former USS/Kobe operations that were not, or did not plan to be, Year 2000 ready.

REMEDIATION COSTS. The cost of the Year 2000 projects of Republic, Bar Tech and USS/Kobe is estimated at $4.8 million and is being funded through operating cash flows. We incurred approximately $3.5 million of these costs as of September 30, 1999 and expect to incur the remaining amounts through year 2000. The cost of replacement hardware and software will be capitalized as appropriate according to our capital policies and amortized over the applicable useful lives.

The estimated costs and dates by which we believe we will have completed our objectives are based on our management's best estimates, which rely on numerous assumptions regarding future events, including the availability of key resources, third-party remediation plans, and other factors. These estimates, however, may prove to be inaccurate, and actual results could differ materially from those anticipated. Factors that could result in material differences include the availability and cost of personnel with the appropriate training and experience, the ability to accurately identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties. In addition, Year 2000 issues may lead to possible third-party claims, the impact of which cannot be estimated at this time. The aggregate cost of defending and resolving such claims, if any, may have a material adverse effect on our business, results of operations and financial condition.

CONTINGENCY PLANS. As part of the Year 2000 readiness plans, we are continuing to assess the risks associated with the potential system failures of our suppliers, banks, utilities and internal systems. We are developing contingency plans for these failures, which may include, but are not limited to the use of alternative suppliers and developing alternative manual systems. We currently believe that the most reasonably likely worst case scenario for our operations with respect to the Year 2000 issue would include the following:

-        the inability to sustain our current level of shipments;
-        inability to bill or invoice; and
- a decrease in operational efficiency as a result of the increase in manual processing efforts.

These problems could result in potential lost sales and profits. We are continuing to develop our contingency plans to address these potential disruptions to our business.

FORWARD LOOKING STATEMENTS
Statements included in this filing with the Securities and Exchange Commission (including those portions of Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts but refer to management's intentions, beliefs, or expectations for the future. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Certain factors that could cause actual results to differ from those in such forward-looking statements include, but are not limited to, the following:

     The inability of the Company to achieve the objectives of rationalizing and modernizing production facilities or delays in the achievement of such objectives;

     Any substantial unanticipated delays or difficulties in integrating the operations of or managing the capital resources and liquidity of the Company, Republic and USS/Kobe on a combined basis;

     Any substantial delay in the implementation of the Company's plans or substantial unanticipated costs associated with its plans for workforce reductions;

     The ability of the Company to sell its products in its targeted markets at gross margins necessary to produce and maintain positive operating income. The Company's success is dependent on its ability to increase sales. The Company is in the process of enhancing its sales and customer service programs;

     The Company is subject to a variety of competitive factors such as pricing, the financial strength of its competitors and the Company's ability to establish a favorable position in the steelmaking and bar rolling industry. The Company's competitive position could also be adversely affected by any consolidation of its competition in the steelmaking industry; and

     The ability of the Company and its major suppliers to remedy its Year 2000 issues timely and in a cost-effective manner.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The Company and its subsidiaries are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that except for certain environmental proceedings which, if adversely determined, could have a material adverse effect, these matters will not materially affect the Company's consolidated financial position, results of operations or cash flows.

Environmental Matters

- The domestic steel industry is subject to a broad range of environmental laws and regulations, including those governing the following:

-    discharges into the air and water;

-    the handling and disposal of solid and hazardous wastes;

- the remediation of soil and groundwater contamination by petroleum products or hazardous substances and wastes; and

-    the health and safety of its employees.

The Company continuously monitors its compliance with these environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next twenty-four months will be approximately $5 million.

As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future, in particular those arising from remediation costs for historical waste disposal practices at its facilities. The Company currently believes that these costs for Republic are likely to be in the range of $8.9 million to $22.3 million over the lives of Republic's facilities although some third-party estimates are substantially higher. Republic's reserve to cover probable environmental liabilities, including the matters discussed below, was approximately $16.2 million as of September 30, 1999. The Company currently believes that it has no significant environmental compliance and remediation costs with respect to Bar Tech's operations and, accordingly, no reserves have been established. As of September 30, 1999, USS/Kobe had a reserve of $361,000 relating to the U.S. EPA "multimedia" audit which is discussed below. The Company is not otherwise aware of any significant environmental compliance and remediation costs with respect to USS/Kobe's operations for which the establishment of a reserve would be appropriate. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at its facilities, as well as continued compliance with environmental requirements, may require the Company to incur significant costs that may have a material adverse effect on its future financial performance.

The U.S. Environmental Protection Agency has identified a number of solid waste management units, or "SWMUs," at the Eighth Street facility in Canton, Ohio. On June 16, 1999, the Company entered into an Administrative Consent Order with the U.S. EPA to investigate these SWMUs and propose appropriate remedial measures. The "Berger Triangle," a seven acre parcel of land the Company owns in Canton that is listed on the U.S. EPA's Comprehensive Environmental Response, Compensation and Liability Information System list of contaminated or potentially contaminated sites, is also included within the scope of the Administrative Consent Order. The Company anticipates that through the year 2004, it will spend approximately $1.8 million to investigate the SWMUs and the Berger Triangle. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to remediate these sites, but the cost could be material to its business, results of operations or financial condition.

The electric arc furnace dust waste pile located at the Canton facility has been exempted from the scope of the Administrative Consent Order discussed above. However, on April 26, 1999, the Company entered into a Consent Decree with the Ohio Environmental Protection Agency providing for the closure in-place of that waste pile. The Company submitted a draft closure plan to the Ohio EPA on July 2, 1999. If the Company can obtain Ohio EPA approval of its closure plan prior to November 1, 1999, it anticipates initiating closure construction in the Spring of the year 2000. The Company anticipates that the construction, which would involve the placement of a 54 inch thick liner on top of the existing pile, would involve expenditures of approximately $1 million. The Company estimates that the cost of 30 years of post-closure monitoring and maintenance of the closed waste pile would be an additional $1 million.

Notices of historical waste disposal activities at one of the two Massillon, Ohio facilities and the two Canton facilities were filed by LTV Steel and its predecessors with the U.S. EPA, under Section 103(c) of the federal Comprehensive Environmental Response, Compensation and Liability Act. In 1985, the Ohio EPA recommended the Massillon plant as a medium priority for further state investigation. The Ohio EPA recommended the Harrison Avenue facility in Canton as a medium priority for further state investigation and a low priority for further federal investigation. No further investigation of historical waste disposal activities has been performed at these facilities since 1986 by any environmental authority. The Company could be required, in the future, to incur significant costs to investigate such historical waste disposal activities and remediate any contamination found to exist at these facilities. The Company is currently unable to predict precisely the amount or timing of such costs.

Through contractual agreements with Bethlehem Steel Corporation, the Company has sought to reduce the impact of costs arising from or related to actual or potential environmental conditions at Bar Tech's facilities caused or created by Bethlehem or Bar Tech's predecessors in title and attributable to the period in which the Bethlehem BRW Division or Bar Tech's predecessors operated such facilities. Pursuant to such arrangements, Bethlehem has agreed to indemnify Bar Tech for such costs by limiting Bar Tech's potential exposure to any such damages incurred (1) through December 1996, to 50% of the first $2 million in damages, or $1 million, and (2) thereafter, to 50% of the first $10 million of damages in the aggregate, or $5 million in total exposure. Although several investigations of past or present environmental conditions at Bar Tech's facilities have been conducted by or on behalf of Bethlehem and regulatory agencies, the reports and results of which have been made available to Bar Tech, an in-depth, environmental review of Bar Tech's facilities to determine the potential scope, if any, of required remediation at such facilities has not been conducted by or on the behalf of Bar Tech. There can be no assurance that Bethlehem will meet its obligations under the indemnification arrangements or that there will not be future contamination for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

Bethlehem is conducting remedial activities on a small portion of the Lackawanna, New York facility historically used for mill scale storage, which was identified as requiring corrective action by the U.S. EPA pursuant to an Administrative Order on Consent issued to Bethlehem in 1990. Bethlehem is currently awaiting approval of the Remedial Work Plan for the former mill scale storage area submitted to the U.S. EPA in September 1994. Bethlehem is ultimately liable for compliance with the Administrative Order on Consent and, while no assurances can be given, the Company believes that Bethlehem is likely to fulfill these obligations.

Some of the steel processing operations presently conducted by Bliss & Laughlin Steel Company commenced over 100 years ago by predecessors of Bliss & Laughlin and included properties which over the years were sold by Bliss & Laughlin's predecessors. Given the nature and geographic diversity of its current and its predecessors' former operations, it is possible that claims would be asserted against Bliss & Laughlin in the future based upon the current property ownership of Bliss & Laughlin and by operations of Bar Tech's predecessors. Bliss & Laughlin has received an indemnification from the former owner and operator of such properties for various environmental claims or liabilities relating to activities at Bliss & Laughlin's Harvey and Batavia, Illinois and Medina, Ohio properties prior to October 23, 1984, when Bliss & Laughlin succeeded to ownership of such properties, and for various environmental claims or liabilities relating to properties that were sold by Bliss & Laughlin's predecessors. There can be no assurance that such former owner and operator will meet its obligation under the indemnification agreements or that there will not be future contamination for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

Canadian Drawn Steel Company, Inc., is also subject to Canadian federal, provincial, regional and municipal environmental laws and regulations. The Company believes that it is currently in substantial compliance with applicable environmental laws and regulations and does not anticipate any material capital expenditures for environmental control facilities in the future. However, there can be no assurance that the Company will not be required to incur significant costs that could have a material adverse effect on its business, results of operations or financial condition.

The Company, as successor to Republic, is a potentially responsible party regarding one federal Superfund site at which it has disposed of waste. Bliss & Laughlin Industries, Bar Tech's cold-finishing subsidiary, is also a potentially responsible party regarding its disposal of waste at two federal Superfund sites and at a third site that is being remediated under authority of Ohio state law. USS/Kobe is a potentially responsible party regarding one site being addressed by the U.S. EPA. While no assurances can be given, the Company does not believe that the liabilities relating to these sites will have a material adverse effect on its business, results of operations or financial condition.

The Lorain, Ohio facility has been in continuous operation by USS/Kobe, USX Corporation and its predecessors for over 100 years. Although the Company is not aware of any material environmental issues at this facility other than those described in this prospectus, it believes the long operational history of this facility poses a significantly greater probability of some form of environmental contamination than at its newer facilities. Contamination at this facility could be material to the Company's business, results of operations or financial condition.

In connection with the formation of USS/Kobe Steel Company in 1989 by USX Corporation and Kobe Steel, Ltd., USS/Kobe Steel Company obtained a limited indemnity from USX Corporation concerning identified matters arising out of the past operation of the melt, bar and tubular facilities at Lorain, Ohio by USX Corporation and its predecessors. The Company will be the beneficiary of a portion of this indemnity in the future. The 1989 agreement relating to the formation of USS/Kobe Steel Company divided environmental responsibility into several different categories. The first category includes specific areas and projects for which USX Corporation retained complete responsibility. USX Corporation retained all responsibility relating to a hazardous waste landfill referred to as the D-2 Landfill, and for all disposal of waste materials prior to June 30, 1989 at locations other than the Lorain property. The second category includes matters that were split between USS/Kobe Steel Company and USX Corporation.

Two cost sharing baskets and one cost sharing percentage were agreed to by USX Corporation and USS/Kobe Steel Company as well. One of the cost sharing baskets provides that USS/Kobe Steel Company will be responsible for the first $10 million of costs and USX will be responsible for costs above that amount incurred relating to the areas formerly occupied by a coke plant and related facilities, a sintering plant, and a galvanizing plant. USX Corporation and USS/Kobe Steel Company subsequently agreed that USS/Kobe Steel Company could treat $3 million of its expenses in demolishing the coke batteries as expenditures against this $10 million basket. The second cost sharing basket provides that USS/Kobe Steel Company will be responsible for the first $9 million of costs related to 13 identified SWMUs that are generally classified as disposal sites. The percentage cost sharing agreement provides that in the event of any groundwater remediation, USS/Kobe Steel Company will pay 65% of the cost and USX Corporation will pay 35% of the cost. In each case, USX Corporation's obligation to indemnify is limited to cleanup actions specifically required by government agencies.

Except for these specific indemnities and for specific projects that USX Corporation agreed to complete, USS/Kobe Steel Company assumed responsibility for all environmental conditions at the Lorain facility, including regarding additional SWMUs at the facility that were not included within the scope of the environmental cost sharing provisions of the 1989 agreement contributing the Lorain facilities to USS/Kobe Steel Company. Although environmental regulators have not required action regarding the SWMUs at the Lorain facility, the Company could incur significant investigation and remediation costs in the future. However, the Company is currently unable to predict precisely the amount or timing of the costs it may be required to incur to investigate and remediate the SWMUs or other potential areas of contamination.

Pursuant to the master restructuring agreement, which sets forth indemnification and cost sharing arrangements regarding environmental liability at the Lorain, Ohio facilities, the new 50/50 tubular steel joint venture between USX Corporation and Kobe Steel, Ltd. will be responsible for environmental liabilities relating to its operations and to the portions of the real property at the Lorain site that it owns. As a general matter, the Company will be responsible for environmental liabilities relating to its operations and to the portions of the real property at the Lorain site that it owns. There can be no assurance that the tubular joint venture will meet its obligations under the indemnification and cost sharing arrangements in the master restructuring agreement or that there will not be future identification of contamination at the facilities in Lorain, Ohio for which the Company might be fully liable and that may require it to incur significant costs that could have a material adverse effect on its business, results of operations and financial condition.

USS/Kobe Steel Company and the U.S. EPA are parties to an April 1992 consent decree and an April 1999 amendment to this consent decree concerning the blast furnaces at the Lorain facility. Pursuant to the original consent decree, USS/Kobe Steel Company paid a $500,000 penalty. The amended consent decree settled additional past violations by payment of a $440,000 penalty, required the installation of new continuous emission monitors, included a revised emission limit for carbon monoxide and established interim emissions limits that will apply until a permit modification establishing final emission limits is complete pursuant to the amended consent decree.

USS/Kobe Steel Company was the subject of a "multimedia" audit by the U.S. EPA beginning in 1997, which included an air, water and hazardous waste compliance review. The final report and citations have not been issued, but a number of citations and notices of violation have been issued as a result of the audit. USS/Kobe Steel Company has already addressed many of the issues pointed out by U.S. EPA. USS/Kobe Steel Company and the U.S. EPA have entered into a tolling agreement concerning issuance of the final audit. On July 20, 1999, USS/Kobe Steel Company had an initial meeting with the U.S. EPA regarding the multimedia audit. At that time, the U.S. EPA proposed penalties related to alleged violations of environmental laws addressing water, air and hazardous waste issues and indicated that it would pursue the negotiation of a consent decree with USS/Kobe Steel Company relating to the findings of the multimedia audit. It is possible that such a consent decree, if finalized, will require penalties, further testing and mandatory and voluntary environmental projects. At this time, the Company is unable to predict the final outcome of the audit and the ongoing investigation, but it could result in litigation or material penalties or other costs. Although the multimedia audit is not generally the subject of an environmental indemnity, the Company believes that that penalties resulting from the multimedia audit, to the extent relating to the steel tube facilities at the Lorain facility, would be under the master restructuring agreement the responsibility of the new tubular steel joint venture between USX Corporation and Kobe. To the extent that any penalties relate to discharges of waste water from the D-2 Landfill, the Company believes those penalties would be indemnified against by USX Corporation.

In August 1998, the U.S. EPA issued a notice of violation concerning emissions from the Lorain, Ohio blast furnace casthouse and gas flare stack that allegedly exceeded opacity limits. The U. S. EPA has stated that it will pursue these matters as part of the multimedia enforcement action discussed above.

In July and November of 1998, the U.S. EPA issued Findings of Violation and Order for Compliance alleging that USS/Kobe Steel Company violated its National Pollutant Discharge Elimination System permit by exceeding permit limits and allowing unauthorized discharges. The Company believes that there have been a small number of permit limit exceedences since January 1996 and that these events are isolated incidents. The U.S. EPA has indicated an intention to pursue these matters as part of the multimedia enforcement action discussed above.

In September 1998, the Ohio EPA issued a notice of violation regarding an oil discharge from a storm sewer. USS/Kobe Steel Company remediated this discharge and in April 1999 submitted to the agency a study that was required by the notice of violation. No response has been received from the Ohio EPA concerning this matter.

In December 1992, the Ohio EPA issued a notice of potential violation alleging that the storage of blast furnace flue dust constitutes unlawful disposal. USS/Kobe Steel Company contests this characterization and in 1995 submitted to Ohio EPA a revised waste management plan addressing this and other issues. USS/Kobe Steel Company has not received a response from the agency.

The pipe mill lagoon, a component of the wastewater treatment system at the Lorain, Ohio facility, is used by both the Company's operations and the operations of the new tubular steel joint venture between USX Corporation and Kobe. Although the Company will be responsible for historical environmental liabilities at the pipe mill lagoon, on an on-going basis the new tubular steel joint venture and will share the cost of the continued operation of the pipe mill lagoon on a basis proportionate to the amount of its respective discharges to that lagoon. The Company is under no current obligation to upgrade or replace the pipe mill lagoon, and it does not anticipate that it will do so within the next three years. However, the Company does anticipate that a project to upgrade or replace the pipe mill lagoon will occur after this period and the expense could be material to its business, results of operation or financial condition. The new tubular steel joint venture has agreed that if it elects to continue to use the upgraded or replaced pipe mill lagoon, it will bear a portion of the capital expense proportionate to the amount of its discharge to the shared facility.

Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials, or "ACMs." Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. The Company is aware of the presence of ACMs at its facilities, but it believes that such materials are in acceptable condition at this time. While no assurances can be given, the Company believes that any future costs related to remediation of ACMs at these sites will not be material, either on an individual basis or in the aggregate.

ITEM 2. CHANGES IN SECURITIES
-----------------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

          (27) Financial Data Schedule


          a.)  Reports on Form 8-K

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   REPUBLIC TECHNOLOGIES INTERNATIONAL, L.L.C..





Date: November 22, 1999            By: /s/ Thomas N. Tyrrell
                                       ---------------------
                                   Thomas N. Tyrrell
                                   Chief Executive Officer



Date: November 22, 1999            By: /s/ Joseph A. Kaczka
                                       --------------------
                                   Joseph A. Kaczka
                                   Vice President of Finance and Controller